Form 10-Q
period 1996-06-30
QUESTA OIL & GAS CO /CO/
filed 1996-09-05
CIK 352511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission file number   0-9965


                              QUESTA OIL & GAS CO.
             (Exact name of registrant as specified in its charter)

COLORADO                                     84-0846588
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

                              7030 South Yale Ave.
                                    Suite 700
                           Tulsa, Oklahoma 74136-5718
                    (Address of principal executive offices)


             Registrant's telephone number area code: (918) 494-6055

Securities registered  pursuant to Section 12(b) of the Act: NONE
Securities  registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 1, 1996, the Company had 999,953 shares of Common Stock issued and outstanding.

                              QUESTA OIL & GAS CO.

                                    Contents


                                                           Page

Part I - Financial Information

Consolidated balance sheets at June 30, 1996
and December 31, 1995  . . . . . . . . . . . . . . . . . .  3

Consolidated statements of operations for the three
months and six months ended June 30, 1996 and 1995 . . . .  4

Consolidated statements of cash flow for
the six months ended June 30, 1996 and 1995  . . . . . . .  5

Consolidated notes to financial statements . . . . . . . .  6

Management's discussion and analysis of
financial condition and results of operations. . . . . . .  7

Part II - Other Information

Signature page . . . . . . . . . . . . . . . . . . . . . .  8

Part I Financial Information

                              QUESTA OIL & GAS CO.
                           Consolidated Balance Sheets
                       June 30, 1996 and December 31, 1995

                                                 June 30,1996     DECEMBER 31,
ASSETS                                            (UNAUDITED)         1995
Current Assets:
  Cash and cash equivalents                       $  (35,021)     $  143,532
  Accounts receivable - Trade                        163,912         175,063
                      - Other                         31,314          19,234
                      - Oil & Gas Sales              202,500         178,468
  Notes Receivable                                   170,000         190,000
  Inventory                                           16,104          22,699
  Prepaid expenses and other assets                   30,093           8,757
                         Total Current Assets        578,902         737,753

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
             Unproved properties                      57,219          71,447
             Proved properties                     9,845,927       9,161,409
  Furniture/equipment and automobile                 131,612         126,033
                                                  10,034,758       9,358,889
  Less accumulated depletion and depreciation     (4,106,265)     (3,676,721)
           Net Property and Equipment              5,928,493       5,682,168

Deferred Tax Assets                                  150,000         150,000
Long term notes receivable                               -0-          10,000
                                                  $6,657,395      $6,579,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year              $  300,000      $  300,000
  Accounts Payable - Trade                           243,895         250,500
  Accounts Payable - Related Parties                  29,219          19,097
  Accounts Payable - Oil & Gas                       173,062         139,072
  Notes payable                                      200,000         200,000
  Other Current Liabilities                           25,136           6,569
  Advances from Drilling Partners                        -0-          16,415
           Total Current Liabilities                 971,312         915,238

Other long-term liabilities                       $   84,137      $   84,137
Long-term debt due after one year                 $  622,690      $  775,692
Deferred income tax                               $  490,000      $  490,000

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized 50,000,000 shares;
    Issued 1,358,328 shares                           13,583          13,583
  Additional paid-in capital                       1,098,050       1,098,050
  Accumulated earnings                             3,919,844       3,919,844
  Current earnings                                   204,268             -0-
  Treasury stock at cost, 363,384 shares at
    June 30, 1996 and 357,922 shares at
    December 31, 1995                               (746,489)       (716,623)
           Total Stockholders' Equity              4,489,256       4,314,854

                                                  $6,657,395      $6,579,921

See accompanying notes to financial statements.

Part I Financial Information

                              QUESTA OIL & GAS CO.
                      Consolidated Statements of Operations
                                   (Unaudited)


                             THREE         THREE         SIX           SIX
                             MONTHS        MONTHS        MONTHS        MONTHS
                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                             1996          1995          1996          1995
Revenues:
  Oil and gas sales        $ 736,323     $ 585,558     $1,392,056    $1,117,754
  Management fees             14,400        14,400         28,800        28,800
  Administrative charges      69,976        62,189        139,542       129,383
Total Revenues               820,699       662,147      1,560,398     1,275,937
Operating costs & expenses:
  Lease Operating expenses   212,125       147,337        410,838       302,128
  Dry hole & geological      133,449        25,000        155,632        36,500
  Depletion, depreciation,
    & amortization           258,855       174,991        476,413       353,070
  General & Administrative   171,346       173,348        328,930       313,461
Total Operating costs        775,775       520,676      1,371,813     1,005,159
Income From Operations     $  44,924     $ 141,471     $  188,585    $  270,778

Other income (expenses):
  Dividend income                  0             0              0             0
  Interest income                  0        (10,250)        2,074        15,182
  Interest expense           (25,836)       (32,779)      (53,213)      (66,119)
Gain(Loss) on sale of oil & gas
properties                    66,822          8,598        66,822         8,598
Total Other Income(Expense)   40,986        (34,431)       15,683       (42,339)
Income before provision for
income taxes               $  85,910     $  107,040    $  204,268    $  228,439
Income tax provision
           Current                 0              0             0             0
           Deferred                0        (29,971)            0       (63,963)

Net Income                 $  85,910     $   77,069    $  204,268    $  164,476


EARNINGS PER COMMON SHARE:
Net income per common share and
common equivalent
           PRIMARY               .09            .08           .20           .18
           FULLY DILUTED         .09            .08           .20           .16

Weighted average number of common
shares and common share
equivalent outstanding
           PRIMARY           999,953        930,817       997,449       930,062
           FULLY DILUTED     999,953      1,013,817       997,449     1,013,062

Part I Financial Information

                              QUESTA OIL & GAS CO.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                 FOR THE SIX MONTHS ENDED
                                                    June 30,         June 30,
                                                      1996             1995


Cash Flows From Operating Activities:
Operations:
    Net Income (Loss)                               $  204,268       $  164,476
    Plus Adjustments to Reconcile Net Income
    (Loss) to Net Cash Flows From Operating Activities:

    Gain (Loss) on Sale of Assets                       66,822            8,598
    Depreciation,Depletion and Amortization            476,413          353,070
    Dry Hole and Exploration                           155,632           36,500
    Provision for Deferred Income Taxes                    -0-           63,963
    Equity Loss                                            -0-              -0-
Changes In Operating Assets and Liabilities:
    Accounts Receivable                                (24,961)         (36,605)
    Equipment / Inventory                                6,595            8,703
    Notes Receivable                                    30,000              -0-
    Other Current Assets                               (21,336)          24,463
    Accounts Payable and Accrued Expenses               56,074         (234,861)
    Advances from Drilling Partners                        -0-          (16,415)

Net Cash Provided By Operating Activities           $  949,507       $  371,892

Cash Flows From Investing Activities:
Purchase of Property and Equipment:
    Oil and Gas Properties                            (939,613)        (791,523)
    Furniture and Fixtures                              (5,579)           6,600

Net Cash Used In Investing Activities               $ (945,192)      $ (781,923)

Cash Flows From Financing Activities:
    Proceeds From Borrowing                                -0-          100,000
    Payment of Debt                                   (153,002)        (153,043)
    Purchase of Treasury Stock                         (29,866)         (30,932)

Net Cash (Used In) Provided By Financing Activities $ (182,868)      $ ( 83,975)

Net Increase (Decrease) In Cash And Cash
     Equivalents                                      (178,553)        (497,006)
Cash and Cash Equivalents, Beginning of Year           143,532          568,333

Cash and Cash Equivalent, End of Period             $  (35,021)      $   71,327

Part I Financial Information

                             QUESTA OIL & GAS CO.
                      Notes to Consolidated Financial Statements
                                 (Unaudited)

(1)  Note Payable

           The Company has a line of credit and a term loan with a local bank. For the first half of 1996 interest on both the line and the term loan was at prime plus one quarter (1/4) of a percent. As of June 30, 1996, the outstanding principal amount of the term loan was $900,000 and $200,000 on the line of credit. The aggregate borrowing limits were $2,000,000. The term loan was $1,200,000 with quarterly installments of $75,000 plus accrued interest. The line of credit was $800,000 with no charges until drawn upon. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has a automobile loan with the bank. The loan is for 60 months, 6.39% rate, with final payment due April, 1999.
           Effective July 1, 1996 the Company has negotiate a new loan with a different local bank. The limit on the new term loan is $2,100,000 with quarterly principal payments of $75,000 plus accrued interest at a rate of New York prime, final payment due June 30, 2001. The revolver loan has a maximum limit of $1,000,000.


(2)  Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and foot notes required by generally accepted accounting principles for complete financial stat ements. In the opinion of management, all adjustments (consisting of only normal reoc curring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Questa Oil & Gas Co. financial stat ements and notes thereto as of December 31, 1995, which are included in the Company's annual report and Form 10-K.

                             QUESTA OIL & GAS CO.
                    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
                             June 30, 1996

Liquidity and Capital Resources

           At June 30, 1996, the Company had current assets of $ 579,000 compared to current liabilities of approximately $ 971,000 resulting in a negative working capital of $ 392,000. As of June 30, 1996 the total outstanding bank loan balance was $ 900 ,000. With the new loan in place July 1, 1996, the Company paid off the outstanding balances on it's previous loans, $1,100,000 and is in a positive position to participate in new acquisitions and the offset drilling for the future. Current cash flows and the new revolver loan of $ 1,000,000, the Company with be able to continue it's acquisitions and drilling. Working capital will continue to fluctuate during the year as the Company acquires interest in producing wells and wells that are drilled are completed and conn ected to a sales outlet.

           During the first six months of 1996 the Company participated in the drilling of six wells with the completion of five gas wells and one dry hole. The Company's working interest varied from 6% to 85% and participated as the operator in three wells (2 producing and 1 dry hole) and as a joint owner in three wells (all producers).

           The Company was very aggressive in the acquisition of producing properties during the first half of 1996. The Company spent approximate $
500,000 in working interests and overriding royalty interests in twelve producing wells. The Company has also been active in working over several wells with favorable result of 50 to 100% increases in production.


Results of Operations

1996 to 1995

           Oil and gas sales for the first half of 1996 increased from $1,117,000 in 1995 to $1,392,000, due to increases in gas prices and volume increases in gas and oil sales. Administrative charges increased in 1996 due to the drilling of three Company operated wells.

           The lease operating expenses for the first half increased from $302,000 to $411,000, this increase was the result of several workovers in 1996. Dry Hole & Geological expenses increase in 1996 due to the drilling of the dry hole in which Questa had an 80% working interest. The increases in depletion, depreciation, and amortization from $353,000 to $476,000 is a direct result of the increase in oil and gas sales in 1996. The changes in the Company's general and administrative expenses for the first half of 1996 over the previous year was due to the cost of an independent contract geologist.

           Interest income dropped from $15,000 to $2,000 as a result of the write down of the factoring company's loan. Interest expense decreased in 1996 over 1995 due to the decrease in the principal borrowing base.

           Net income for the first half of 1996 has increased from $164,000 in 1995 to $204,000. This was the result of the Company's zero tax provision. The Company is capitalizing intangible drilling costs and utilizing it's high tight sand tax credits in projecting zero federal tax liability in 1996.

Part II Other Information

Item 1 - Not Applicable.

Item 2 - Not Applicable.

Items 3 through 5 - Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits - None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 QUESTA OIL & GAS CO.


Date: August 14, 1996            /s/ Warren Meeks
                                 Warren L. Meeks, President



Date: August 14, 1996            /s/ Donald Towner
                                 Donald A. Towner, Controller
                                 and Chief Financial Officer