Form 10-Q
period 1996-09-30
QUESTA OIL & GAS CO /CO/
filed 1996-12-03
CIK 352511

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10-Q
(MARK ONE)
(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1996

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 0-9965


                        QUESTA OIL & GAS CO.
       (Exact name of registrant as specified in its charter)

             COLORADO                           84-0846588
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

                           7030 South Yale
                              Suite 700
                     Tulsa, Oklahoma  74136-5718
               (Address of principal executive offices)

        Registrant's telephone number area code: (918) 494-6055

        Securities registered  pursuant to Section 12(b) of the Act: NONE
         Securities  registered pursuant to Section 12(g) of the Act:

                            Common Stock
                         (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required o file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of October 1, 1996, the Company has 980,141 shares of Common Stock issued and outstanding.

                                               QUESTA OIL & GAS CO.

                                                     Contents


                                                           Page

Part I - Financial Information

Consolidated balance sheets at September 30, 1996
and December 31, 1995  . . . . . . . . . . . . . . . . . . . . 3

Consolidated statements of operations for the three months and nine months ended September 30, 1996 and 1995 . . . 4

Consolidated statements of cash flow for
the nine months ended September 30, 1996 and 1995  . . . . . . 5

Consolidated notes to financial statements . . . . . . . . . . 6

Management's discussion and analysis of
financial condition and results of operations . . . . . . . .  7

Part II - Other Information

Signature page . . . . . . . . . . . . . . . . . . . . . . . . 8

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                            Consolidated Balance Sheets
                                     September 30, 1996 and December 31, 1995

                                                   September 30,
                                                     1996         DECEMBER 31,
ASSETS                                            (UNAUDITED)         1995
Current Assets:
  Cash and cash equivalents                       $  606,173      $  143,532
  Accounts receivable - Trade                        219,174         175,063
       - Other                                         8,856          19,234
       - Oil & Gas Sales                             200,000         178,468
  Notes Receivable                                   130,000         190,000
  Inventory                                           11,826          22,699
  Prepaid expenses and other assets                    4,933           8,757
                     Total Current Assets          1,180,962         737,753

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                        30,731          71,447
           Proved properties                      10,491,673       9,161,409
  Furniture/equipment and automobile                 132,772         126,033
           Total Property and Equipment           10,655,176       9,358,889
  Less accumulated depletion and depreciation     (4,323,423)     (3,676,721)
           Net Property and Equipment              6,331,753       5,682,168

Deferred Tax Assets                                  150,000         150,000
Long term notes receivable                                 0          10,000
   TOTAL ASSETS                                   $7,662,715      $6,579,921
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year              $  300,000      $  300,000
  Accounts Payable - Trade                           292,919         250,500
  Accounts Payable - Related Parties                  10,868          19,097
  Accounts Payable - Oil & Gas                       170,330         139,072
  Notes payable                                            0         200,000
  Other Current Liabilities                           10,078           6,569
  Advances from Drilling Partners                          0               0
           Total Current Liabilities                 784,195         915,238

Other long-term liabilities                       $   84,137      $   84,137
Long-term debt due after one year                 $1,746,189      $  775,692
Deferred income tax                               $  490,000      $  490,000

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized 50,000,000 shares;
    Issued 1,358,328 shares                           13,583          13,583
  Additional paid-in capital                       1,098,050       1,098,050
  Accumulated earnings                             3,919,844       3,919,844
  Current earnings                                   353,606               0
  Treasury stock at cost, 378,187 shares at
    September 30, 1996 and 357,922 shares at
    December 31, 1995                               (826,889)       (716,623)
           Total Stockholders' Equity              4,558,194       4,314,854

   TOTAL LIABILITIES AND EQUITY                   $7,662,715      $6,579,921


See accompanying notes to financial statements.

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                       Consolidated Statements of Operations
                                                    (Unaudited)

                           Three Months  Three Months  Nine Months   Nine Months
                           Ending        Ending        Ending        Ending
                           Sept30,1996   Sept30,1996   Sept30,1996   Sept30,1996


Revenues:
  Oil and gas sales        $  725,388    $  558,701    $2,117,444    $1,676,455
  Management fees              14,400        14,400        43,200        43,200
  Administrative charges       69,831        63,368       209,373       192,751
 Total Revenues               809,619       636,469     2,370,017     1,912,406
Operating costs:
  Lease Operating expenses    250,954       134,253       661,792       436,381
  Dry hole & geological        26,471       304,997       182,103       341,497
  Depletion, depreciation,
    & amortization            243,564        88,276       719,977       441,346
  General & Administrative    138,674       138,392       467,604       451,853
 Total Operating costs        659,663       665,918     2,031,476     1,671,077
Income From Operations     $  149,956    $  (29,449)   $  338,541    $  241,329

Other income (expenses):
  Dividend income          $        0    $        0    $        0    $        0
  Interest income               4,254           656         6,328        15,838
  Interest expense            (43,156)      (33,235)      (96,369)      (99,354)
Gain (Loss) on sale of
   oil & gas properties        38,284        12,500       105,106        21,098
 Total Other Incom/(Expense)     (618)      (20,079)       15,065       (62,418)
Income before provision for
   income taxes            $  149,338    $  (49,528)   $  353,606    $  178,911
Income tax provision
         Current                    0             0             0             0
         Deferred                   0             0             0             0

Net Income                 $  149,338    $   14,435    $  353,606    $  178,911


EARNINGS PER COMMON SHARE:
Net income per common share and
common equivalent
         PRIMARY           $      .15    $      .02    $      .35    $      .19
         FULLY DILUTED            .15           .02           .35           .18

Weighted average number of common
shares and common share
equivalent outstanding
         PRIMARY              994,564       934,976       991,679       939,890
         FULLY DILUTE         994,564     1,012,560       991,679     1,012,057

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                       Consolidated Statement of Cash Flows
                                                    (Unaudited)

                                                      FOR THE NINE MONTHS ENDED
                                                      Sept 30,       Sept 30,
                                                          1996           1995

Cash Flows From Operating Activities:
Operations:
         Net Income (Loss)                            $  353,606     $  178,911
         Plus Adjustments to Reconcile Net Income
         (Loss)to Net Cash Flows From Operations:

         Gain (Loss) on Sale of Assets                   105,106         21,098
         Depreciation,Depletion and Amortization
          719,977       441,346
         Dry Hole and Exploration                        182,103        341,497
         Provision for Deferred Income Taxes                   0         (1,380)
         Equity Loss                                           0              0
Changes In Operating Assets and Liabilities:
         Accounts Receivable                             (55,265)         1,609
         Equipment / Inventory                            10,873          8,703
         Notes Receivable                                 70,000         15,000
         Other Current Assets                              3,824         26,968
         Accounts Payable and Accrued Expenses            68,957       (365,777)
         Advances from Drilling Partners                       0        (16,415)

Net Cash Provided By Operating Activities
                  1,459,181       651,560

Cash Flows From Investing Activities:
Purchase of Property and Equipment:
         Oil and Gas Properties                       (1,650,032)    (1,080,675)
         Furniture and Fixtures                           (6,739)         6,600

Net Cash Used In Investing Activities                 (1,656,771)    (1,074,075)

Cash Flows From Financing Activities:
         Proceeds From Borrowing                       1,000,000        200,000
         Payment of Debt                                (229,503)      (229,049)
         Issuance of Common Stock                              0         97,500
         Purchase of Treasury Stock                     (110,266)       (48,989)

Net Cash (Used In) Provided By Financing Activities      660,231         19,462

Net Increase (Decrease) In Cash And Cash
          Equivalents                                    462,641       (403,053)
Cash and Cash Equivalents, Beginning of Year             143,532        568,333

Cash and Cash Equivalent, End of Period               $  606,173      $ 165,280

Part I Financial Information

                            QUESTA OIL & GAS CO.
              Notes to Consolidated Financial Statements
                                (Unaudited)

(1)  Note Payable

         Effective July 1, 1996 the Company has negotiated a loan with a local bank. The limit on the term loan is $2,100,000 with quarterly principal payments of $75,000 plus accrued interest at a rate of New York prime, final payment due September 30, 2001. The revolver loan has a maximum limit of $1,000,000 with interest rate of NY prime. For the first half of 1996 interest on both the line and the term loan was at prime plus one quarter (1/4) of a percent. As of September 30, 1996, the outstanding principal amount of the term loan was $2,025,000 and zero on the line of credit. The aggregate borrowing limits were $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest. The line of credit is $1,000,000 with a quarter of one percent charged on the balance available each month. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has a automobile loan with the bank. The loan is for 60 months, 6.39% rate, with final payment due April, 1999.

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


                              QUESTA OIL & GAS CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996

Liquidity and Capital Resources

         At September 30, 1996, the Company had current assets of $ 1,181,000 compared to current liabilities of approximately $ 784,000 resulting in a positive working capital of $ 397,000. As of September 30, 1996 the total outstanding bank loan balance was $ 2,025,000. With the new loan in place July 1, 1996, the Company is in a positive position to participate in new acquisitions and the offset drilling for the future. Future cash flows and the new revolver loan of $ 1,000,000, will enable the Company to be aggressive in the acquisition and drilling area. Working capital will continue to fluctuate during the year as the Company acquires interest in producing wells and wells that are drilled are completed and connected to a sales outlet.

         During the first nine months of 1996 the Company participated in the drilling of six wells with the completion of four gas wells, one dry hole and one well still in progress. The Company's working interest varied from 6% to 85%. Questa participated as the operator in three wells (1 producing, 1 dry hole and 1 in progress) and as a joint owner in three wells (all producers).

         The Company was very aggressive in the acquisition of producing properties during the first three quarters of 1996. The Company spent approximately $1,000,000 in purchasing working interests and overriding royalty interests in thirty-four producing wells. The Company has also been active in working over and recompleting several wells with favorable result of 50 to 100% increases in production.


Results of Operations

1996 to 1995

         Oil and gas sales for the first three quarters of 1996 increased from $1,676,000 in 1995 to $2,117,000, this increase was due to increases in oil and gas prices. Our oil price in 1996 increased by 14% over 1995 prices ( $18.79 per barrel in 1996 compared to $16.46 per barrel in 1995). Questa's gas prices
increased  by  32%  in  1996  ($2.04  in  1996   compared  to  $1.55  in  1995).
Administrative charges increased in 1996 due to the drilling of three Company operated wells.

         The lease operating expenses for the first three quarters increased from $436,000 to $662,000, this increase was the result of several workovers in 1996. Dry Hole & Geological expenses decreased in 1996 due to the drilling of the several dry hole in 1995 and several wells that were written off because they were uneconomical to produce. The increases in depletion, depreciation, and amortization from $441,000 to $720,000 is a direct result of the increase in oil and gas sales in 1996. The changes in the Company's general and administrative expenses for the first three quarters of 1996 over the previous year was due to the cost of an independent contract geologist working on new prospects.

         Interest income dropped from $15,000 to $6,000 as a result of the write down of the factoring company's loan. Interest expense remained stable due to the increase in the Company's increased borrowing base effective Judy 1,1996.

         Net income for the first three quarters of 1996 has increased from $179,000 in 1995 to $353,000. This was the result of the Company's increase in oil and gas prices and the increase in daily production from the acquisitions made in 1996.

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

                     QUESTA OIL & GAS CO.


Date   November 14, 1996         /s/ Warren Meeks
                                 Warren L. Meeks, President



Date   November 14, 1996         /s/ Donald Towner
                                 Donald A. Towner, Controller
                                 and Chief Financial Officer