Form 10-K
period 1996-12-31
QUESTA OIL & GAS CO /CO/
filed 1997-04-11
CIK 352511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
(X)ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                     For Fiscal Year Ended December 31, 1996
                                       OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    Registrant's telephone number,including area code: (918) 494-6055

              Securities  registered  pursuant to Section  12(b) of
                the Act: NONE  Securities  registered  pursuant to
                              Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

As of March 1, 1997, the Company had 975,154 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by nonaffiliates of the Company as of March 1, 1997 was approximately $2,450,000.


                    Documents Incorporated By Reference: None

                                     PART I
Item 1 - Business

          Questa Oil & Gas Co. (the "Company") was incorporated in Colorado on February 24, 1981 as Trinity Oil & Gas, Inc. The Company's name was changed to Questa Oil & Gas Co. on March 31, 1986. The Company is engaged in the oil and gas business in the continental United States. Its activities include the acquisition and exploration of oil and gas property interests and selling, developing, operating and otherwise dealing in oil and gas property interests of all types.

           On March 31, 1986, the shareholders of the Company approved an agreement to acquire Questa Oil & Gas Co. ("Old Questa"). In connection with this acquisition, the shareholders of the Company approved a reverse split of the outstanding common stock on a one share-for-125 shares basis which reduced the number of shares outstanding at that time to 1,253,614 shares of common stock. The shareholders also approved the issuance of 11,500,000 shares of common stock in return for all of the issued and outstanding shares of Old Questa. On February 5, 1988, the shareholders of the Company approved a proposal to reverse split the outstanding shares of the Company's common stock such that each ten shares of the Company's issued and outstanding common stock automatically converted into one share of common stock.

           On June 22, 1990, the Company's common stock was listed on NASDAQ. The Company's common stock trades on The NASDAQ Small Cap Market under the symbol "QUES."

           The Company's headquarters are located in Tulsa, Oklahoma. The office lease in Tulsa is for approximately 2,350 square feet, term of the lease is three years and expires December 31, 1999. Currently the Company's staff supervises, manages and monitors 8 drilling partnerships and approximately 270 producing wells. At December 31, 1996 the Company employed six persons on a full time basis.

           The Company evaluates undeveloped oil and gas prospects and participates in drilling activities on those prospects which in the opinion of management are favorable for the production of oil or gas. Drilling activities are financed by entering into joint ventures or other arrangements under which the Company acquires oil and gas acreage, performs basic geologic work on the prospect, and obtains the necessary equipment to complete a well if it is successful. There is no assurance that any such arrangements will result in the discovery of oil or gas or the generation of income to the Company. The Company also acquires interests in oil and gas leases for the purposes of either selling the leases subject to an overriding royalty or other retained interest, or entering into farmout, joint venture, or other arrangements, primarily with industry participants, for exploration of the leases.

           The Company's activities during its fiscal year ended December 31, 1996, are summarized in Item 2 of this report. The Company's principal line of business is oil and gas exploration, development and production. The Company is faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

           The Company's business is not dependent on a single customer or a few customers and management does not believe that it will be in the foreseeable future since oil and gas purchasers are readily available in today's markets. See Note 10 of Notes to Financial Statements.

           Oil and gas may be considered raw materials essential to the Company's business. The Company's search for oil and gas is concentrated in the continental United States. However, the acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include worldwide and domestic economic conditions; oil import quotas; availability of drilling rigs, casing and other supplies; proximity to pipelines; the supply and price of other fuels and the regulation of prices, production, transportation and marketing by Federal and State government authorities. The oil and gas industry has at times been faced with shortages in tubular steel, increased prices in used steel casing and a shortage of drilling rigs which have in the past delayed drilling activities by oil and gas operators. Pumping units and other wellhead equipment have also been in short supply from time to time.

           The Company is engaged in a facet of exploiting natural resources. It is subject to various federal, state and local laws and regulations regarding environmental and ecological matters. Hence, environmental laws may necessitate significant capital outlays, which may materially affect the Company's earnings potential and could cause material changes in the Company's proposed business. At the present time, however, environmental laws have not materially hindered nor adversely affected the Company's business.

           Working capital is needed in the oil and gas industry to finance the drilling and completion of wells, to acquire undeveloped leasehold interests, the acquisition of proved producing properties, and to fund lease operating expenses and general and administrative expenses. At present, the Company is generating sufficient revenue from operations and has sufficient credit lines to supply current working capital requirements. See Notes 2 and 3 of Notes to Financial Statements.

           The Company has never been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceeding. No material changes have been made in the mode of conducting business. Since the Company is engaged in the oil and gas business, it does not allocate funds to product research and development in the conventional sense. The Company has no material patents, trade-marks, licenses, franchises or concessions. Backlog is not material to an understanding of the Company's business. The Company's business is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of federal government.

Item 2 - Oil and Gas Properties

           The following sets forth information with respect to the Company's oil and gas interests. This information is as of December 31, 1996, unless otherwise indicated. The Company owns interests in wells located in Kansas, North Dakota, Colorado, Oklahoma and Texas:
                                            Gross                 Net

Total Developed leasehold acreage       55,794 acres           9,806 acres
                                        ============           ===========

                                        Total           Oil             Gas
Gross productive wells                  267.00         117.00         150.00
Net productive wells                     68.60          14.30          54.30

                                                1996    1995    1994    1993
Oil production (BBL)                          40,114  39,339  47,519  51,840
Gas production (MCF)                       1,078,857 955,435 869,555 597,472

Average Sales Price
   Oil (per BBL)                              $19.52  $16.10  $14.92  $15.14
   Gas (per MCF)                              $ 2.29  $ 1.58  $ 1.93  $ 2.00

Average Production Cost per
Equivalent unit of oil and gas                $ 4.28  $ 3.76  $ 4.16  $ 4.85

              The Company's reserves were calculated using two pricing scenarios, Schedule I uses the prices in effect at December 31, 1996, $24.05/BBL for oil and $4.00/MCF for gas. In the opinion of management, Schedule II uses a more realistic estimate of future pricing, $20.00/BBL for oil and $2.15/MCF for gas.

                                         Schedule I      Schedule II
Proved reserves
              OIL (BBLS)                    460,451          428,746
              GAS (MCF)                  15,910,802       14,976,519

Estimated future net revenues
   from oil and gas reserves       $39,638,000      $19,303,000
Present value of estimated
   future net revenues             $20,750,000      $10,105,000

Wells drilled:                     Total         Oil      Gas      Dry
              1996                   9            3        4        2
              1995                  11            3        3        5
              1994                  18            1       14        3
              1993                  23            8        9        6


Type of Wells Drilled:           1996          1995         1994          1993
   Net productive development    1.71          2.42         4.41          1.60
   Net dry development           1.63          1.54          .16           .92

Item 3 - Legal Proceedings

              The Company is not engaged in any legal proceedings and to the knowledge of management, no such legal proceedings are threatened.

Item 4 - Submission of Matters to a Vote of Security Holders

              There were no resolutions submitted to the Company's shareholders for a vote during the last quarter of 1996.

                                     PART II

Item 5 -Market for Registrant's Common Stock and Related Security Holder Matters

              The Company's common stock is listed on the NASDAQ system. The Company's trading symbol is QUES. The following table sets forth the high and low bid prices for the Company's common stock for each quarter for the past two fiscal years. The bid prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.
                                    Bid Price
                                                High          Low
                    1996
              First Quarter                     $7.88         $4.13
              Second Quarter                     5.50          4.25
              Third Quarter                      6.25          4.88
              Fourth Quarter                     6.25          5.00


                    1995
              First Quarter                      $4.75         $3.88
              Second Quarter                      5.00          4.13
              Third Quarter                       4.50          4.38
              Fourth Quarter                      4.63          4.38

              Holders of common stock are entitled to receive such dividends as may be declared legally by the Board of Directors. The Company has not paid any dividends on its common stock.

              The following sets forth the approximate number of record holders of the Company's equity securities as of March 1, 1997:

                                                             Number of
              Title of Class                                Record Holders

              Common Stock, $.01  par value                    1,962

Item 6 - Selected Financial Data

                         1996       1995       1994       1993

Total Assets           $8,336,000 $6,580,000 $6,865,000 $6,501,000

Total Liabilities       3,316,000  2,265,000  2,803,000  2,987,000

Working Capital           684,000   (177,000)   415,000     18,000

Stockholders' Equity    5,020,000  4,315,000  4,062,000  3,514,000

Operating Revenues      3,778,000  2,658,000  2,924,000  2,635,000

Net Profit                821,000     94,000    552,000    843,000

Profit per share (Primary)    .83        .10        .59        .86
Profit per share
(Fully Diluted)               .83        .09        .54        .81


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

              At December 31, 1996, the Company had current assets of $1,710,000 compared to current liabilities of approximately $1,026,000 resulting in positive working capital of $684,000. This represents an increase of approximately $861,000 from the Company's working capital position at December 31, 1995. The primary source of liquidity to the Company is oil and gas revenues. The principal reasons for the increase in working capital were the increases in the oil and gas prices for the year and the new bank loan. In July, 1996, the Company changed banking affiliations and negotiated new loans. The aggregate borrowing of the new loans are $3,100,000 ($2,100,000 term loan and $1,000,000 line-of-credit). Interest on the new loans are New York prime. At December 31, 1996 the Company's balance on the loans were $1,950,000 on the term loan and zero borrowed on the line of credit. See Note 2 and 3 of Notes to Financial Statements.

              In 1995 the Company restructured its loans of $450,000 to a factoring company. The loan called for total payments in 1996 of $190,000 and monthly payments in 1997 of $20,000 per month. This loan is scheduled to pay off in December, 1997. The loan is generally unsecured and the factoring company is not a related party. Due to the financial status of the factoring company, Questa had decided to reserve $190,000 of the note as of December 31, 1995. As of December 31,1996 the total balance due from the loan was $290,000 and as of March 21, 1997, the balance of the loan was $220,000. The Company is confident that the note will be paid in full, but has decided not to accrue interest on the note and to make no changes in the reserve of $190,000 made in 1995.

              The Company was very aggressive in the acquisition of producing properties in 1996. The Company spent approximately $1,000,000 in purchasing working interest and overriding royalty interests in over thirty producing wells. The Company has also been active in working over and recompleting several wells with favorable results of 50 to 100% increases in monthly production.

Results of Operations 1996 Compared to 1995

              Oil and gas sales for 1996 increased from $2,130,000 in 1995 to $3,229,000, this increase was due to price increases and steady production volumes. The Company's average oil price in 1996 increased by 21% over 1995 prices ( $19.52 per barrel in 1996 compared to $16.10 per barrel in 1995). Questa's average gas price increased by 44% in 1996 ( $2.29 per MCF in 1996 compared to $1.58 per MCF in 1995).

              The lease operating expenses increased from $627,000 to $843,000, this increase was the result of several workovers and recompletions in 1996. Production tax expense increased due to the increase in product prices. General and administrative expenses remained stable and interest expense increased slightly higher due to new borrowing base.

              Net income for 1996 increased due to the increase in product prices and a steady increase in production while maintaining overhead costs..

Results of Operations 1995 Compared to 1994

              Gross revenues in 1995 decreased by $267,000 compared to 1994 revenues. The decrease was the result of decreased oil and gas sales and the decrease in interest income. No interest was accrued on the factoring company note in 1995.

              The decrease in the gas sales price ( 1995 average price of $ 1.58 verses 1994 average price of $ 1.93) was the major factor in the decrease in 1995 revenues. Administrative charges and interest income were down. "Other" revenues were up due to the acquisition of additional interest in the Company's partnership programs.

              Production expenses for 1995 decreased by $159,000 from the prior year due to lower production taxes on the lower prices and a general decrease in the cost of operations of wells due to better management of costs. Dry hole and exploration costs in 1995 increased by $270,000 from 1994 due to the write off of several wells deemed uneconomical and the drilling of five dry holes.

              General and administrative expenses remained stable and interest expense increased slightly due to higher interest rates in 1995.

Results of Operations 1994 Compared to 1993

              Gross revenues in 1994 increased to $2,924,000 from $2,635,000 in 1993 primarily as the result of increased oil and gas sales and the increase in interest income.

              The increased gas sales (870,000 MCF in fiscal 1994 compared to 597,000 MCF in fiscal 1993) was due to the successful drilling of offset gas wells and the acquisition of producing properties. Management fees were higher in 1993 due to the organization and management fees from the 1993 limited partnership, there was no 1994 program sold.

              Production expenses for 1994 increased $192,000 from the prior year due to higher production taxes as a result of increased sales and an increase in general prices for services in the operation of wells. Dry hole and exploration costs in 1994 decreased $32,000 from 1993 due to fewer dry holes drilled and written off in 1994.

              General and administrative expenses increased in 1994 to $600,000 from $566,000 in 1993. The increased overhead was primarily the result of higher franchise taxes in Texas due to increased oil and gas sales and larger investments in Texas oil and gas properties.

Item 8 - Financial Statements and Supplementary Data

              See the financial statements appended to this report.

Item 9 - Change in and Disagreements With Accountants

              No changes or disagreements.

                                    PART III

Item 10 - Directors and Executive Officers of the Company

              The following sets forth certain information concerning the officers and directors of the Company. Each director was elected for a one-year term which expires at the next annual meeting of the Company's shareholders. All officers serve at the pleasure of the Company's Board of Directors. No annual meeting was held during 1995 and the same directors remained in office for another year.
                                                  Year elected as
                                                  Officer and/or
        Name        Age          Position         Director

Warren L. Meeks     70     President,Director         1986
Alan W. Meeks       43     Vice President,Director    1986
Lowell C. Sund      76     Secretary,Director         1986
Bruce L. Sturdevant 74     Director                   1986
Donald A. Towner    43     Controller/Treasurer       1989

              Warren Meeks, Alan Meeks and Donald Towner devote their full time to the affairs of the Company. Mr. Sund devotes such time as is necessary to the affairs of the Company.

              The following sets forth certain background information concerning the Company's officers and directors:

              Warren L. Meeks has been President and a Director of Questa Oil & Gas Co. since 1981. Mr. Meeks was Treasurer of Brent Exploration, Inc. in Denver, Colorado from 1978 to 1981. From 1975 to 1978, he was Treasurer of Anderson Petroleum, Inc. and Anderson Resources, Inc. Prior to his association with Anderson Petroleum and Anderson Resources, Mr. Meeks served for 18 years in various capacities with Apache Corporation. Mr. Meeks received his Bachelor of Science degree in business administration from the University of Tulsa.

         Alan W. Meeks has served as an officer and director of Questa Oil & Gas Co. since 1981. He was employed as an exploration and development geologist for Indian Wells Oil Company in Tulsa, Oklahoma from 1979 to 1981. From 1977 to 1979, he was an exploration and development geologist for Apache Corporation. Mr. Meeks received his Bachelor of Science degree in geology from the University of Tulsa. Alan W. Meeks is the son of Warren L. Meeks.

        Lowell C. Sund has served as an officer and director of Questa Oil & Gas Co. since 1981. In 1982, Mr. Sund retired as Director, Executive Vice-President and Secretary of Adolph Coors Company where he had been employed since 1947.

        Bruce L. Sturdevant has been a Director of Questa Oil & Gas Co. since 1984. Mr. Sturdevant is a Partner Emeritus of the consulting engineering firm of R.W. Beck & Associates, Denver, Colorado since 1969. From 1948 to 1969, he was employed by Stanley Consultants, Inc., rising to the position of Vice-President and Director. Mr. Sturdevant received his Bachelor of Science degree in mechanical engineering from the University of Iowa.

         Donald A. Towner has been Controller/Treasurer for Questa Oil & Gas Co. since September 1989. Mr. Towner was the Accounting Manager for Utica National Bank and Trust Co. in Tulsa, Oklahoma from 1987 to 1989. Prior to that he was Revenue Accounting Manager for Cotton Petroleum Corporation in Tulsa, Oklahoma.

Mr. Towner received his Bachelor of Science degree in Accounting from California State University, Fresno.


Item 11 - Executive Compensation

              The Following table sets forth information relating to cash compensation paid by the Company to the Chief Executive Officer and any Highly Compensated Executive Officers.

[A]Name  and  Principal  Position,[B]Fiscal  Year,[C]Salary,   [D]Bonus,[E]Other
Annual   Compensation,[F]Restricted  Stock  Awards,  [G]Options  Granted,[H]LTIP
Payout,[I]All Other Compensation


   [A]            [B]      [C]    [D]    [E]  [F]   [G]  [H]     [I]

                           [1]    [2]    [3]  [4]   [5]  [6]     [7]
Warren Meeks     1996   99,240   -0-   1,781  N/A   N/A  N/A  11,800
President        1995   94,740  5,000  2,681  N/A   N/A  N/A  11,489
Director         1994   90,790 10,000  1,567  N/A   N/A  N/A  11,526

Alan Meeks       1996   94,800    -0-  1,279  N/A   N/A  N/A  11,306
Vice-President   1995   90,300  5,000  2,999  N/A   N/A  N/A  10,973
Director         1994   86,450 10,000  2,447  N/A   N/A  N/A  10,770


[1] The dollar value of base salary (cash and non-cash) received. [2] The dollar value of bonus (cash and non-cash) received. [3] Any other annual compensation not property categorized as salary or bonus: auto usage and auto allowance [4] During the period covered by the Table, the shares of stock issued as compensation for services. As of December 31, 1996, Warren Meeks owned 297,607 shares of Company's common stock, which has a value of approximately $1,637,000 (closing price of $5.50). As of December 31, 1996, Alan Meeks owned 234,625 shares of Company's common stock, which has a value of approximately $1,290,000 (closing price of $5.50). [5] The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. [6] "LTIP" is an abbreviation for "Long-Term Incentive Plan." An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer then one fiscal year. [7] All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. In the case of Warren Meeks, the amount represents Company contributions to a 401(k) pension plan
($9,426-1994,$9,289-1995,$9,400-1996)         and         directors         fees
($2,100-1994,$2,200-1995,$2,400-1996).In  the  case of Alan  Meeks,  the  amount represents Company contributions to a 401(k) pension plan ($8,670-1994,$8,773-1995,$8,906-1996) and directors fees ($2,100-1994, $2,200-1995,$2,400-1996).

Stock Options

              The Company does not have any stock option or stock bonus plans. The Company has not granted any stock options, stock appreciation rights or any similar security to any current officer of the Company. During the years ended December 31, 1994,1995 and 1996, no current or former officer or director has exercised any stock options.

Long Term Incentive Plans - Awards in Last Fiscal Year

  None.

Employee Pension, Profit Sharing or Other Retirement Plans

                             Effective August 1, 1992, by action of the Board of
Directors, the Company adopted a defined contribution profit sharing plan with a 401(k) provision. The plan calls for discretionary contribution to be made by the employer. The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. Elective deferrals are being matched with Company contributions of up to 6 percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $31,000 for 1994,1995 and 1996. Other than the 401(k) Plan described above, the Company does not have a defined benefit, pension plan, profit sharing or retirement plan.

Compensation of Directors

              Standard Arrangements. The Company pays each director $300 for each meeting of the Board of Directors which the director personally attends and a quarterly retainer fee of $300 per quarter. The Company has no standard agreement pursuant to which directors of the Company are otherwise compensated for any service provided as a director or for committee participation or special assignment.
              Other Arrangements. During the year ended December 31, 1995, and except as disclosed above, no director of the Company received any form of compensation from the Company.

Compensation Committee Interlocks and Insider Participation

              During the year ending December 31, 1996, the Company did not have a compensation committee. During the year ending December 31, 1996, the following officers participated in deliberations of the Company's Board of Directors concerning executive compensation:

                                         Warren L. Meeks    President
                                         Alan W. Meeks       Vice President
                                         Lowell L. Sund       Secretary
                                         Bruce Sturdevant    Director

              During the year ended December 31, 1996, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Employment Agreements

              The Company does not have an employment agreement with any of its executive officers.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth the shareholdings of the Company's officers and directors of the Company's $0.01 par value common stock, its only class of outstanding equity securities as of March 1, 1997. Unless otherwise specified, the shares owned reflect both record and beneficial ownership.

Name and Address of Beneficial   Number of                         Percent of
      Owner                      Shares                            Class

Warren L. Meeks                   297,607                          30.4%
8629 So. Darlington
Tulsa, OK  74137 (1)

Alan W. Meeks                     234,625                          24.0%
11020 S. Richmond
Tulsa, OK  74137 (2)

Lowell C. Sund                     21,100                            2.2%
3087 Owens Court
Lakewood, CO  80215

Bruce L. Sturdevant                10,200                            1.0%
505 Wrangler Road
Castle Rock, CO 80104

Donald A. Towner                    3,375                            0.3%
1517 E. 34th Street
Tulsa, OK  74105
All Officers and Directors
 as a group                       566,907                            57.9%

(1)Includes 136,250 shares owned of record by Faith J. Meeks, the wife of Warren
L. Meeks, and 13,057 shares owned by American Petro Management, Inc. for which Warren L. Meeks is deemed to be the beneficial owner.
(2) Includes 10,625 shares owned by minor children of Alan W. Meeks.

Item 13 - Certain Relationships and Related Transactions

              Certain directors and principal shareholders of the Company have purchased limited partnership interests in partnerships sponsored by the Company. Also certain directors and principal shareholders of the Company have purchased working interests in prospects developed by the Company. In each case, the director or principal shareholder acquired the limited partnership interest, participated and paid, when due, all of their obligations to the partnership or to the Company. No officer or director paid more than $60,000 during the year ending December 31, 1995 for interests in limited partnerships sponsored by the Company or for working interests in wells in which the Company also had an interest.
                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements Schedules (See attached Index to Financial
Statements)
(2) Exhibits:
Number        Description                                       Page Number

(3)           Articles of Incorporation(as amended) and Bylaws    (1)(4)(5)
(4)           Instruments defining rights of Security Holders        (1)
(10)          Material Contracts                                  (1)(2)(3)

(1) Incorporated by reference to a Registration Statement filed on Form S-2 with the Securities and Exchange Commission, 1993 Act Registration Number 2-71990

(2)The Agreement relating to the acquisition of all the outstanding shares of Rival Resources, Inc. by the Registrant is incorporated by reference to Exhibit 2 to a Registration Statement filed on Form S-14 with the Securities andExchange Commission, 1933 Act Registration No. 33-1342.

(3) The Agreement relating to the acquisition of all the outstanding shares of Questa Oil & Gas Co. by the Registrant is incorporated by reference to Exhibit 2 to a Registration Statement filed on Form S-14 with the Securities and Exchange Commission, 1933 Act Registration No. 33-1342.

(4) Incorporated by reference from the same Exhibit filed with the Company's annual report on Form 10-K for the year ending December 31, 1986.

(5) Incorporated by reference from the same Exhibit filed with the Company's annual report on Form 10-K for the year ending December 31, 1987.

(b) Reports on Form 8-K - No Reports on Form 8-K have been filed by the Company for the last quarter of its fiscal year ending December 31, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   QUESTA OIL AND GAS CO.



                                                   By /s/ Warren L. Meeks
                                                   Warren L. Meeks, President
                                                   and Chief Executive Officer



                                                   By  /s/ Donald A. Towner
                                                   Donald A. Towner
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer

Dated:  March 26,1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 26, 1997:




                                                  By  /s/ Warren L. Meeks
                                                  Warren L. Meeks, Director


                                                  By  /s/ Lowell C. Sund
                                                  Lowell C. Sund, Director


                                                  By  /s/ Alan W. Meeks
                                                  Alan W. Meeks, Director


                                                  By  /s/ Bruce L. Sturdevant
                                                  Bruce L. Sturdevant, Director

                             QUESTA OIL AND GAS CO.

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES


FINANCIAL STATEMENTS (SUBMITTED IN RESPONSE TO PART II, ITEM 8), AND SCHEDULES (SUBMITTED IN RESPONSE TO PART IV, ITEM 14):

Independent Auditors' Report                                F-2

Balance Sheets - December 31, 1996 and 1995                 F-3

Statement of Operations -
 For the Years Ended December 31, 1996,1995 and 1994        F-4

Statement of Changes in Stockholders' Equity -
 For the Years Ended December 31, 1996,1995 and 1994        F-6

Statement of Cash Flows -
 For the Years Ended December 31, 1996,1995 and 1994        F-7

Notes to Financial Statements                               F-8


The Following Financial Statement Schedules are Filed with this Report:

Independent Auditors' Report on
 Financial Statement Schedules                              F-19

Schedule V - Property and Equipment for the Years
 Ended December 31, 1996,1995 and 1994                      F-20

Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property and Equipment for the Years Ended December 31, 1996,1995 and 1994 F-21


              All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

Magee Rausch & Shelton, L.L.P.
Certified Public Accountants
1856 East 15th Street
Tulsa, OK  74159






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Questa Oil & Gas Co. as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Questa Oil & Gas Co. and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Financial statements referred to above present fairly, in all material respects, the financial position of Questa Oil & Gas Co. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                    /s/ Magree Rausch & Shelton


March 18, 1997

                             QUESTA OIL AND GAS CO.

                                 BALANCE SHEETS

                                               DECEMBER 31,
                                            1996           1995

ASSETS
CURRENT ASSETS:
Cash and cash equivalent               $  1,027,793   $    143,532
Accounts receivable:
Joint interest owners                       170,050        175,063
Oil and gas revenues                        382,250        178,468
Other                                         8,178         19,234
Short term notes receivable                 100,000        190,000
Equipment inventory                          14,794         22,699
Other current assets                          7,333          8,757
                                        -------------  ------------
Total current assets                      1,710,398        737,753
                                       -------------  ------------
PROPERTY AND EQUIPMENT, at cost:
Furniture, fixtures and automobiles         132,772        126,033
Oil and gas properties, using the
successful efforts method:
Proved properties                        10,501,701      9,161,409
Undeveloped properties                      148,372         71,447
                                       -------------  ------------
                                         10,782,845      9,358,889
Less accumulated depreciation,
depletion and amortization                4,157,726      3,676,721
                                       -------------  ------------
                                          6,625,119      5,682,168
OTHER ASSETS:
Deferred tax assets                               0        150,000
Long-term notes receivable net of
allowance of $190,000                             0         10,000
                                       -------------  ------------
                                                  0        160,000
                                       $  8,335,517   $  6,579,921
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt      $    320,018   $    305,696
Notes payable                                     0        200,000
Accounts payable trade and
accrued expenses                            410,542        251,373
Advances from drilling partners              33,832              0
Undistributed revenue                       232,430        139,072
Payable to affiliates                        29,482         19,097
                                       -------------  ------------
Total current liabilities                 1,026,304        915,238
                                       -------------  ------------
OTHER LONG-TERM LIABILITIES                  84,137         84,137
LONG-TERM DEBT, Less current portion      1,655,367        775,692
DEFERRED INCOME TAXES                       550,000        490,000
STOCKHOLDERS EQUITY:
Common stock, $.01 par value; authorized
50,000,000 shares; 1,358,328 issued
and outstanding                              13,583         13,583
Capital in excess of par value            1,098,050      1,098,050
Retained earnings                         4,741,207      3,919,844
                                       -------------  ------------
                                          5,852,840      5,031,477

Less treasury stock, at cost, 379,232 shares
in 1996 and 357,922 shares in 1995         (833,131)      (716,623)
                                       -------------  -------------
Total Stockholders' equity                5,019,709      4,314,854
                                       -------------  ------------
                                       $  8,335,517   $  6,579,921

                 See accompanying notes to financial statements

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS

                                    FOR THE YEARS ENDED DECEMBER 31,
                                 1996              1995             1994

REVENUES:
Oil and gas sales             $  3,275,782      $  2,151,792     $  2,397,079
Gas contract settlement                  0            62,589                0
Administrative charges             282,064           263,328          285,935
Management fees                     57,600            57,600           57,600
Gain (loss) on sale of assets       97,146            22,975          (16,229)
Interest and dividend income        15,944            24,953          151,427
Other                               49,501            74,315           48,533
                              -------------     -------------    ------------
                                 3,778,037         2,657,552        2,924,345
COSTS AND EXPENSES:
Production costs                 1,002,622           718,336          877,127
Dry hole and exploration           399,618           375,144          105,285
Depreciation,depletion
 and amortization                  560,595           636,547          751,596
General and administrative         599,769           594,340          599,526
Interest                           139,070           130,084          111,843
                              -------------     -------------    ------------
                                 2,701,674         2,454,451        2,445,377

INCOME BEFORE INCOME TAXES AND
UNUSUAL ITEM                     1,076,363           203,101          478,968

UNUSUAL ITEM                             0          (190,000)               0

INCOME BEFORE INCOME TAXES       1,076,363            13,101          478,968
                              -------------     -------------    ------------

PROVISION FOR INCOME TAXES:
Current                             45,000                 0                0
Deferred expense (benefit)         210,000           (81,151)         (73,173)
                              -------------     -------------    -------------
                                   255,000           (81,151)         (73,173)

NET INCOME                    $    821,363      $     94,252     $    552,141






















              See accompanying notes to financial statements.
                                       F-4





                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS  (Continued)

                                   FOR THE YEARS ENDED DECEMBER 31,
                                 1996              1995             1994


EARNINGS PER COMMON SHARES:

Primary:

Net income per common share
and common share equivalent   $    .83          $    .10         $    .59

Fully Diluted:

Net income per common share
and common share equivalent   $    .83          $    .09         $    .54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING:

Primary                         988,559            995,019          936,708

Fully diluted                   988,559          1,009,144        1,019,708































                    See accompanying notes to financial statements.
                                       F-5

                             QUESTA OIL AND GAS CO.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996


                  Common Stock                               Treasury
                                     Capital in
                            Par      Excess of  Retained
                  Shares    Value    Par Value  Earnings     Shares  Cost

BALANCES,
JANUARY 1,1994    1,275,328 $ 12,753 $  849,880 $ 3,273,451  338,028 $ 621,907

Purchase of
treasury stock            0        0          0           0    1,119     4,711

Net income                0        0          0     552,141        0         0

BALANCES,
DECEMBER 31,1994  1,275,328 $ 12,753 $  849,880 $ 3,825,592  339,147 $ 626,618

Issuance of common
stock by exercise
of warrants          83,000      830    248,170           0        0         0

Purchase of
treasury stock            0        0          0           0   18,775    90,005

Net Income                0        0          0      94,252        0         0

BALANCE,
DECEMBER 31, 1995 1,358,328 $ 13,583 $1,098,050 $ 3,919,844  357,922 $ 716,623

Purchase of
treasury stock            0        0          0           0   21,310   116,508

Net Income                0        0          0     821,363        0         0

BALANCE,
DECEMBER 31, 1996 1,358,328 $ 13,583 $1,098,050 $ 4,741,207  379,232 $ 833,131




















            See accompanying notes to financial statements.
                                       F-5

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                    1996             1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income                    $    821,363      $     94,252     $    552,141
Plus adjustments to reconcile
net income to net cash flows from
operating activities:
Loss (gain) on sale of assets      (97,146)          (22,975)          16,229
Depreciation, depletion
and amortization                   560,595           636,547          751,596
Provision for deferred income
taxes,net                          210,000           (82,531)         (73,173)
Changes in operating assets and
liabilities:
Receivable                        (187,713)          (35,943)         359,010
Equipment inventory                  7,905             8,703           (3,353)
Other current assets                 1,424            19,911          (23,453)
Accounts payable trade and
accrued expenses                   159,169          (207,807)        (144,372)
Advances from drilling partners     33,832           (16,415)        (360,437)
Undistributed revenue               93,358           (81,555)         (37,289)
Advances from affiliates            10,385            19,097                0
Unusual item                             0           190,000                0
Other long term liabilities              0                 0           31,595
                              -------------     -------------    ------------
Net cash provided (used in)
by operating activities          1,613,172           521,284        1,068,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of
property and equipment:
Oil and gas properties          (1,931,678)       (1,114,849)      (1,327,726)
Furniture, fixtures
and automobiles                     (6,739)           (8,200)         (32,222)
Proceeds from sales of property
and equipment                      532,017            62,984          419,688
(Increase) decrease in note
receivable                         100,000            60,000         (450,000)
                              -------------     -------------    -------------
Net cash used in investing
activities                      (1,306,400)       (1,000,065)      (1,390,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note
payable - bank                    (200,000)          200,000         (500,000)
Proceeds from borrowing          1,950,000                 0        1,521,000
Payment of debt                 (1,056,003)         (305,015)        (853,557)
Purchase of treasury stock        (116,508)          (90,005)          (4,711)
Issuance of common stock                 0           249,000                0
                              -------------     -------------    ------------
Net cash provided by (used in)
financing activities               577,489            53,980          162,732
NET INCREASE (DECREASE) IN CASH    884,261          (424,801)        (159,034)
CASH AND CASH EQUIVALENTS,
beginning of year                  143,532           568,333          727,367
                              -------------     -------------    ------------
CASH AND CASH EQUIVALENTS,
end of year                   $  1,027,793      $    143,532     $    568,333
SUPPLEMENTAL INFORMATION
Cash paid during the year
for interest                  $    139,070      $    130,084     $    111,843
Cash paid during year for
income taxes                  $          0      $          0     $          0

                 See accompanying notes to financial statements
                                       F-7

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Operational Activities - The Company's primary business is acquiring, exploring and developing oil and gas properties. All properties owned by the Company are located in the United States.

Inventory - Inventory is comprised primarily of used oil and gas wellhead equipment and gas production units recorded at the lower of cost or market, using the specific identification method.

Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas activities. Cost of drilling oil and gas properties are deferred until drilling and completion results are evaluated. At such time, cost of wells with economically recoverable oil and gas reserves and development dry hole are capitalized as developed oil and gas properties, and cost of unsuccessful or uneconomical wells ( other than development dry holes) are expensed. Exploration costs, including geological and geophysical and cost of carrying and retaining unproved properties, are charged to operations as incurred. Depreciation, depletion and amortization of the Company's capitalized costs of undeveloped oil and gas properties are computed using the unit-of-production method based upon recoverable reserves as determined by Lee Keeling and Associates (independent petroleum engineers). Cost are not capitalized in an amount which exceed estimated future undiscounted net revenues of the Company's proved reserves. Questa is managing general partner of a total of eight oil and gas limited partnerships. These partnership interests, which represent interests in producing properties, have been included in developed oil and gas properties. The Company's share of partnership revenue and expenses is in the statement of operations. As general partner, Questa makes and receives advances to the partnerships, which are recorded as receivables from affiliates and advances from affiliates in the accompanying balance sheets.

Furniture and Fixtures - Furniture and fixtures are depreciated using accelerated methods over their useful lives of five years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized. Gains or losses on retirement or replacement of furniture and fixtures are included in operations.

Income Taxes and Change in Accounting Policy - The Company computes income tax expenses using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109, requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and unused minimum tax and tight sand gas credits and deferred tax liabilities from the recognition of depreciation, depletion and amortization in different periods for financial reporting purposes.

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:(Continued)

Concentrations of Credit Risk - The Company's primary business is exploration and development of oil and gas properties primarily in Texas and Oklahoma. The Company grants credit to outside Joint interest owners who are located throughout the United States.

Cash and Cash Equivalents - The Company defines cash and cash equivalents to be cash on hand, cash in checking accounts, certificates of deposit, cash in money market accounts and certain investments with short-term maturities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. NOTE PAYABLE:

The Company has a line-of-credit with a local bank. This line of credit allows maximum borrowing of $1,000,000, with a maturity date of June 30,1997, bears interest at prime (8.25 percent at December 31, 1996), and is secured by certain of the Company's oil and gas interest. At December 31, 1996 the Company has not borrowed on the line-of-credit.

3. LONG-TERM DEBT:

Long-term debt consists of the following:
Note payable to a local bank  bearing  interest at 6.39% per annum payable in 60 monthly  installments  of $394  including  interest, secured by automotive equipment.
                                                              $     10,202

Note payable to a local bank interest at prime (8.25 percent at December 31,1996), payable in quarterly installments of $75,000, with all remaining  principal and accrued interest due at maturity on June 30, 2001,  secured by certain of the Company's oil and gas interests.
                                                                 1,950,000

Note  payable to a finance  company  bearing  interest at 3.5% per
annum  payable  in  monthly   installments   of  $217  secured  by
automotive equipment.
                                                                    15,183

                                                                 1,975,385
      Less current maturities                                      320,018
                                                                -----------
                                                               $ 1,655,367

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM DEBT: (continued)

The annual principal repayment requirements are as follows:

       1997   $320,018
       1998    304,472
       1999    300,895
       2000    300,000
       2001    750,000

4. STOCKHOLDER'S EQUITY:

On March 31, 1986, the stockholders of Questa and the stockholders of Trinity Oil and Gas, Inc. (Trinity) approved an agreement whereby Questa acquired all of the outstanding common stock of Trinity in exchange for 125,361 shares of Questa's common stock (as adjusted for the stock split in 1988). The transaction was accounted for as a purchase of Trinity by Questa. The fair value of the net assets of Trinity on the purchase date was determined to be $222,532 by Questa's Board of Directors. The common stock of Questa issued to Trinity stockholders was valued at this amount. The agreement also provided that former stockholders of Trinity would receive an additional 12,000 shares of Questa's common stock (as adjusted for the stock in 1988) when and if net production from certain Trinity properties reaches a specific level. This level was not reached as of December 31, 1996.

During 1991, the Company issued certain stock warrants entitling holders of these warrants to purchase up to 83,000 shares of Questa common stock at an exercise price of $3.00 per share. During 1995 all of these warrants were exercised and the Company received $249,000 and issued 83,000 new shares of stock.

5. NET EARNINGS PER SHARE

Primary net earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents during the period. Common stock equivalents for primary earnings per share include shares issuable upon the exercise of the company's outstanding stock warrants.

For fully diluted net earnings per share the weighted average number of shares includes common stocks and common stock equivalents which include shares issuable upon the exercise of the Company's outstanding stock warrants assuming they were exercised at the beginning of the year.

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS




6. EMPLOYEE RETIREMENT PLAN:

During 1992, by action of the Board of Directors, the Company adopted a defined contribution profit sharing plan with a 401(K) provision effective August 1, 1992. The plan calls for discretionary contribution to be made by the employer. The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. These elective deferrals are being matched with company contributions of up to 6 percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $31,000 for 1996 and 1995.

7. INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                      1996        1995        1994
Deferred tax assets              $  404,600  $  150,000  $  232,933
Valuation allowance                       0           0           0

Net deferred tax asset              404,600     150,000     232,933

Deferred tax liability              954,600     490,000     655,464

Net deferred tax liability       $  550,000  $  340,000  $  422,531

The deferred tax liability results primarily from deducting intangible drilling costs for tax purposes. The deferred tax asset results from net operating loss carry forwards and alterative minimum tax credit carry forwards. The components of income tax expense (benefit) related to continuing operations are as follows:

                                       1996        1995        1994
Federal
Current                            $  45,000    $      0    $       0
Deferred (benefit)                   210,000     (81,151)     (73,173)
                                     255,000     (81,151)     (73,173)


State and Local
Current                                    0           0            0
Deferred                                   0           0            0

Total                              $ 255,000    $ (81,151)  $ (73,173)

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


7. INCOME TAXES: (Continued)

Questa's income tax expense differed from the statutory federal rate of 34% as follows:

                                       1996        1995        1994

Statutory rate applied to earnings
before income taxes                 $ 366,000   $   7,500   $ 163,000

Increase (decrease) in income taxes resulting from:
Note receivable write-off                   0     (64,600)          0
Utilization of net operating loss
carry forwards                              0           0    (232,933)
Deduction of intangible
drilling costs                       (100,000)          0           0
Use of tight sands tax credit         (11,000)          0           0
Other                                       0     (24,051)     (3,240)

Income tax expense (benefit)        $ 255,000   $ (81,151)  $ (73,173)

8. ADMINISTRATIVE CHARGES AND MANAGEMENT FEES:

Administrative charges represent amounts charged to joint interest owners for services performed in administering joint operations. Amounts charged to related partnerships for the years ended December 31, 1996, 1995, and 1994 were $40,300, $36,000 and $28,300 respectively. Management fees are amounts charged to limited partnerships for services performed by the Company as managing general partner.

9. MAJOR CUSTOMERS:

Oil and gas purchasers, individually, accounted for more than 10% of the total revenues in each of the three years as follows:

                    Purchaser           1996      1995     1994

                        A                17%       18%      18%
                        B                10%       10%      10%
                        C                37%       27%      22%

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCY:

The Company is obligated under operating leases for rental of its office facilities during future years ending December 31 as follows:

                    1997          $ 27,640
                    1998            26,390
                    1999            27,050

Rent expense for the years ended December 31, 1996, 1995, 1994, was $15,228, $23,889, and $25,380, respectively.

11. FINANCIAL INSTRUMENTS:

The Company's financial instruments subject to credit risk include accounts receivable and cash on deposit at various banks.

12. NOTES RECEIVABLE:

In January of 1994, Questa made loans totaling $450,000 to an accounts receivable factoring company. The accounts receivable factoring company is not a related party. The loans are generally unsecured.

In July of 1996 the Company restructured these loans. The note bears interest at 9% per annum, calls for principal payments of $130,000 in 1996 and monthly payments in 1997 of $20,000 per month with a balloon payment due in December 1997. This loan continues to be unsecured.

Based on the financial status of the factoring company and other factors, Questa has decided not to record accrued interest on the note and to maintain the reserve of $190,000 of the $290,000 outstanding balance as of December 31, 1996. The remaining $100,000 balance is reported as follows:

                                    1996               1995

Notes receivable               $  290,000         $  390,000

Less reserve                      190,000            190,000

                               $  100,000         $  200,000

Short term                     $  100,000         $  190,000

Long term                      $        0         $   10,000

The recording of the reserve for this note has been recorded as an unusual item in 1995 due to the receivable not occurring from Questa's normal course of business.

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS

13. GAS CONTRACT SETTLEMENT:

During 1995, the Company recognized income of $62,589 relating to a gas contract settlement received in a prior year. The Company's ownership of this portion of the settlement was uncertain until 1995. Upon advice from legal counsel the Company moved the amount from liabilities to income.

14. RELATED PARTY TRANSACTIONS:

During 1995 Questa purchased 4,600 shares of its own stock from the Vice President, Director of the Company. The purchase price was $20,700.

During 1996 Questa purchased certain oil and gas properties from the Vice President, Director of the Company. The purchase price was $10,000.

15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):


Capitalized Costs - Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 1996, 1995 and 1994 are as follows:


                                        1996           1995           1994

Oil and gas properties             $  8,149,586   $  7,035,189   $  6,190,883
Well and related equipment            2,500,487      2,197,667      2,072,561

                                     10,650,073      9,232,856      8,263,444
Accumulated depreciation,
depletion and amortization           (4,059,019)    (3,590,413)    (3,078,085)

                                   $  6,591,054   $  5,642,443   $  5,185,359

Cost incurred in Oil and Gas Property Acquisition, Exploration and Development Activities - Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 1996, 1995 and 1994:

                                        1996           1995           1994
Property acquisition cost:
Proved                             $    768,785   $    475,128   $    310,515
Unproved                                108,816         41,110         45,626
Exploration and development costs     1,054,077        598,611        971,585

                                   $  1,931,678   $  1,327,726   $  1,920,234

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

Oil and Gas Reserve Quantities - The estimates of proved reserves and related valuations were determined by Lee Keeling and Associates (independent petroleum engineers) in accordance with the rules of the Securities and Exchange Commission. Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development and other factors.

Proved reserves are reserves judged to be economically producible in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made and assuming continuation of current regulatory practices using conventional production methods and equipment. Proved developed reserves are expected to be recovered through existing wells, equipment and operating methods.

Oil and Gas Reserve Quantities (Continued) - Following is a summary of the changes in estimated proved developed reserves of the Company, all of which are located in the continental United States, for the years ended December 31, 1996, 1995 and 1994. For these years, the Company's proved undeveloped reserves were immaterial in relation to total reserves and are not presented below.


                                                   OIL (Bls)
                                        1996           1995           1994
Proved developed reserves:
Beginning year                        464,017        328,911        288,331
Revisions of previous estimates        14,584        102,999         52,483
Purchases of minerals in place         23,227         68,109          8,930
Extension and discoveries               2,034          3,337         26,686
Sales of mineral in place              (3,297)             0              0
Production                            (40,114)       (39,339)       (47,519)

End of year                           460,451        464,017        328,911


                                                      GAS (Mcf)
                                        1996           1995           1994
Proved developed reserves:
Beginning year                     13,481,897      8,762,173      7,443,366
Revisions of previous estimates     1,101,029      2,791,556        312,801
Purchases of minerals in place      2,148,249      2,155,140        205,235
Extension and discoveries             406,799        728,463      1,670,326
Sales of mineral in place            (148,314)             0              0
Production                         (1,078,858)      (955,435)      (869,555)

End of year                        15,910,802     13,481,897      8,762,173

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Relating to Proved Developed Oil and Gas Reserves - Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed in the following paragraphs.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed by using year-end statuary income tax rates including consideration for previously legislated future statuary depletion rates. The resulting future net cash flows are reduced to present value amount by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial accounting Standard Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimate process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Presented below is the standardized measure of discounted future net cash flows relating to proved developed reserves as of:

                                                    DECEMBER 31,
                                       1996           1995           1994

Future cash inflows               $  70,821,000  $  31,562,000  $  19,002,000
Future production and
development costs                   (17,970,000)   (11,432,000)    (7,500,000)

Future income tax expense           (13,213,000)    (5,033,000)    (2,876,000)

Future net cash flows                39,638,000     15,097,000      8,626,000

10% annual discount for estimated
timing of cash flows                (18,888,000)    (6,977,000)     3,161,000

Standardized measure of discounted
future net cash flows             $  20,750,000  $   8,120,000  $  11,787,000

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994:

                                       1996           1995           1994

Standardized measure -
beginning of year                  $  8,120,000   $  5,465,000  $  5,100,000

Sale and transfers of oil and gas
produced, net of production costs    (2,275,000)    (1,435,000)   (1,520,000)

Extensions, discoveries and
improved recovery,less related costs  1,676,000      1,437,000     1,990,000

Net change due to quantity revisions  4,755,000      6,220,000        59,000

Net change in prices and
production costs                     26,794,000     (2,750,000)     (110,000)

Purchases of minerals in place        9,152,000      4,965,000       300,000

Net change in income taxes           (8,180,000)    (2,157,000)     (108,000)

Net change in future
development costs                        82,000        191,000      (104,000)

Accretion of discount               (19,375,000)    (3,816,000)     (142,000)

Net increase ( decrease)             12,630,000      2,655,000       365,000

Standardized measure - end of year $ 20,750,000   $  8,120,000   $  5,465,000

                            SUPPLEMENTARY INFORMATION

Magee Rausch & Shelton, L.L.P.
Certified Public Accountants
1856 East 15th Street
Tulsa, OK  74159






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT
                          ON SUPPLEMENTARY INFORMATION

Our audit was made for the purpose of forming an opinion on the basis financial statements take as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information for the years ended December 31, 1996, 1995 and 1994 has been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, such information for the years ended December 31, 1996, 1995 and 1994 are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                    /s/ Magree Rausch & Shelton



March 18, 1997

                             QUESTA OIL AND GAS CO.

                       SCHEDULE V - PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Other
                      Balance                           Changes    Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1996:

Furniture, fixtures
and automobiles       $  126,033 $    6,739 $        0  $        0 $   132,772
Oil and gas properties:
Producing Properties   9,161,409  1,822,862   (510,216)    27,646 * 10,501,701
Unproved properties       71,447    108,816     (4,245)   (27,646)*    148,372

                      $9,358,889 $1,938,417 $ (514,461) $        0 $10,782,845

Year Ended December 31, 1995:

Furniture, fixtures
and automobiles          110,073     27,160     11,200           0     126,033
Oil and gas properties:
Producing Properties   8,217,872  1,073,739    145,437     15,235 *  9,161,409
Unproved properties       71,447    108,816     (4,245)   (27,646)*     71,447

                      $8,373,517 $1,142,009 $  156,637  $        0 $ 9,358,889

Year Ended December 31, 1994:

Furniture, fixtures
and automobiles           98,440     32,222     20,589           0     110,073
Oil and gas properties:
Producing Properties   7,834,877  1,282,100    943,261     44,156 *  8,217,872
Unproved properties       44,102     45,626          0    (44,156)*     45,572

                      $7,977,419 $1,359,948 $  963,850  $        0 $ 8,373,517


* Reclassification from unproved to producing properties.


                             QUESTA OIL AND GAS CO.

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        Other
                      Balance                           Changes     Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1996:

Furniture, fixtures
and automobiles       $   86,308 $   12,399 $        0  $        0 $    98,707
Oil and gas properties:
Producing Properties   3,590,413    548,196    (79,590)          0   4,059,019

                      $3,676,721 $  560,595 $  (79,590) $        0 $ 4,157,726

Year Ended December 31, 1995:

Furniture, fixtures
and automobiles           78,717      8,018       (427)          0      86,308
Oil and gas properties:
Producing Properties   3,078,085    628,529   (116,201)          0   3,590,416

                      $3,156,802 $  636,547 $ (116,628) $        0 $ 3,676,721

Year Ended December 31, 1994:

Furniture, fixtures
and automobiles           85,186     14,120    (20,589)          0      78,717
Oil and gas properties:
Producing Properties   2,847,953    737,476   (507,344)          0   3,078,085

                      $2,933,139 $  751,596 $ (527,933) $        0 $ 3,156,802

