Form 10-Q
period 1997-03-31
QUESTA OIL & GAS CO /CO/
filed 1997-05-08
CIK 352511

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q
(MARK ONE)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934




                  Commission File Number0-9965

                        QUESTA OIL & GAS CO.
    (Exact name of registrant as specified in its charter)

             COLORADO                           84-0846588
(State or other jurisdiction of             (I.R.S.Employer
  incorporation or organization)              Identification No.)

                           7030 South Yale
                               Suite 700
                      Tulsa, Oklahoma  74136-5718
                  (Address of principal executive offices)

Registrant's telephone number, including area code: (918) 494-6055


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required o file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  X   No ___


As of May 1, 1997, the Company had 975,147 shares of Common Stock issued and outstanding.

                                               QUESTA OIL & GAS CO.

                                                     Contents


                                                           Page

Part I - Financial Information

         Consolidated balance sheets at March 31, 1997
         and December 31, 1996  . . . . . . . . . . . . . . .   3

         Consolidated statements of operations for the three
         months ended March 31, 1997 and 1996 . . . . . . . .   4

         Consolidated statements of cash flow for
         the three months ended March 31, 1997 and 1996 . . .   5

         Consolidated notes to financial statements . . . . .   6

         Management's discussion and analysis of
         financial condition and results of operations. . . .   6

Part II - Other Information   . . . . . . . . . . . . . . . .   7

         Signature page . . . . . . . . . . . . . . . . . . .   8

Part I Financial Information

                                                   QUESTA OIL & GAS CO.
                                                Consolidated Balance Sheets
                                           March 31, 1997 and December 31, 1996
                                                March 31,
                                                   1997         DECEMBER 31,
                                                (UNAUDITED)         1996
ASSETS
Current Assets:
  Cash and cash equivalents                     $1,380,059      $1,027,793
  Accounts receivable - Trade                      190,963         170,050
                               - Other              23,754           8,178
                               - Oil & Gas Sales   300,000         382,250
  Notes Receivable                                  20,000         100,000
  Inventory                                          8,827          14,794
  Prepaid expenses and other assets                  6,704           7,333
                     Total Current Assets        1,930,307       1,710,398

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     106,998         148,372
           Proved properties                    10,639,183      10,501,701
  Furniture, fixture and automobiles               128,371         132,772
                                                10,874,552      10,782,845
  Less accumulated depletion and depreciation   (4,528,783)     (4,157,726)

           Net Property and Equipment            6,345,769       6,625,119
Other Assets
  Deferred Tax Asset                                     0               0
  Long term notes receivable                             0               0

TOTAL ASSETS                                    $8,276,076      $8,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                         100,558         329,740
  Accounts Payable - Related Parties                29,701          29,482
  Accounts Payable - Oil & Gas                     229,226         232,430
  Short Term Loans Payable                          14,322          14,322
  Other Current Liabilities                         14,990          86,498
  Advances From Drilling Partners                        0          33,832
           Total Current Liabilities               688,797       1,026,304

Other Long-term Liabilities                     $   84,137      $   84,137
Long-term debt due after one year               $1,578,866      $1,655,367
Deferred income tax                             $  648,000      $  550,000

Stockholders' equity:
  Common stock, $.01 par value;
  Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           4,741,207       4,741,207
  Current earnings                                 281,182               0
  Treasury stock at cost, 383,174 shares at
    March 31,1997 and 379,232 shares at
    December 31,1996                              (857,746)       (833,131)
           Total Stockholders' Equity            5,276,276       5,019,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,276,076      $8,335,517

See accompanying notes to financial statements.

Part I Financial Information

                                                   QUESTA OIL & GAS CO.
                                           Consolidated Statement of Operations
                                                        (UNAUDITED)
                                          THREE              THREE
                                          MONTHS             MONTHS
                                          ENDED              ENDED
                                          March 31,          March 31,
                                             1997               1996
Revenues:
         Oil and gas sales                $1,186,816         $  655,733
         Management fees                      14,400             14,400
         Administrative charges               68,080             69,566
                                           1,269,296            739,699
Operating costs & expenses:
         Lease operating expenses            239,241            198,713
         Dry Hole & geological costs          35,086             22,183
         Depletion, depreciation,
                  and amortization           377,092            217,558
         General & administrative            211,538            157,584
                                             862,957            596,038

Income From Operations                    $  406,339         $  143,661

Other income ( expenses):
         Dividends                        $        0         $        0
         Interest income                      12,955              2,074
         Interest expense                    (40,112)           (27,377)
         Gain (loss) on sale of
                  oil & gas properties             0                  0
                                          $  (27,157)        $  (25,303)
Income before provision for income
         taxes                            $  379,182         $  118,358

Income tax provision
         Current                                   0                  0
         Deferred                            (98,000)                 0


Net Income                                $  281,182         $  118,358

EARNINGS PER COMMON SHARE:

Net income per common share and common
equivalent
                           PRIMARY        $     .29          $      .12
                           FULLY DILUTED  $     .29          $      .12

Weighted average number of common shares
and common share equivalent outstanding:
                           PRIMARY          984,610             999,953
                           FULLY DILUTED    984,610             999,953

See accompanying notes to financial statements

Part I Financial Information

                                                   QUESTA OIL & GAS CO.
                                           Consolidated Statement of Cash Flows
                                                        (Unaudited)

                                                    FOR THE THREE MONTHS ENDED
                                                    March 31,     March 31,
                                                    1997          1996

Cash Flows From Operating Activities:

Operations:
 Net Income (Loss)                                  $  281,182  $    118,358
 Plus Adjustments to Reconcile Net Income
 (Loss) to Net Cash Flows From Operating Activities:
 Gain (Loss) on Sale of Assets                               0             0
 Depreciation,Depletion and Amortization               377,092       217,558
 Dry Hole and Exploration                               35,086        22,183
 Provision for Deferred Income Taxes                    98,000             0

Changes In Operating Assets and Liabilities:
 Accounts Receivable                                    45,761        (6,911)
 Notes Receivable                                       80,000        30,000
 Equipment Inventory                                     5,967         1,595
 Other Current Assets                                      629       (21,336)
 Accounts Payable and Accrued Expenses                (303,675)       87,067
 Advances from Drilling Partners                       (33,832)            0

Net Cash Provided By Operating Activities           $  586,210   $   448,514


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
 Oil and Gas Properties                               (137,229)     (330,276)
 Furniture, Fixtures & Automobiles                       4,401        (5,579)

Net Cash Used In Investing Activities               $ (132,828)  $  (335,855)

Cash Flows From Financing Activities:
 Proceeds From Borrowing                                     0             0
 Payment of Debt                                       (76,501)      (76,501)
 Purchase of Treasury Stock                            (24,615)       (2,317)

Net Cash (Used In) Provided By Financing Activities $ (101,116)  $   (78,818)

Net Increase (Decrease) In Cash And Cash Equivalent    352,266        33,841
Cash and Cash Equivalents, Beginning of Year         1,027,793       143,532

Cash and Cash Equivalent, End of Period             $1,380,059   $   177,373

Part I Financial Information

                                       QUESTA OIL & GAS CO.
                            Notes to Consolidated Financial Statements
                                            (Unaudited)
(1)  Note Payable

         The Company has a line of credit and a term loan with a local bank. For the first quarter of 1997 interest on both the line and the term loan was at New York prime. As of March 31, 1997, the outstanding principal amount of the term loan was $1,875,000 and zero on the line of credit. The aggregate borrowing limits were $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has a automobile loan with another bank. The loan is for 60 months, 6.39% rate, with final payment due April, 1999.

(2)  Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted acco unting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal reoccurring items) considered necessary for a fair presentation have been incl uded. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of December 31, 1996, which are included in the Company's annual report and Form 10-K.

                                       QUESTA OIL & GAS CO.
                             Management's Discussion and Analysis of
                           Financial Condition and Results of Operations
                                             March 31, 1997

Liquidity and Capital Resources

         At March 31, 1997, the Company had current assets of $1,930,000 compared to current liabilities of approximately $ 689,000 resulting in positive working capital of $1,241,000. As of March 31, 1997 the total outstanding bank loan balance was $1,875,000 compared to $1,950,000 as of December 31, 1996.The Company is in a positive position to participate in new acquisitions and offset drilling available through current cash flows and the line of credit of $1,000,000. Working capital will continue to fluctuate during the year as the Company acquires interest in additional wells and wells that are drilled are completed and connected to a sales outlet.

         During the first three months of 1997 the Company participated in the drilling of four wells, two dry holes, one gas well and one oil well. The Company's working interest in the four wells is 10 to 13%, with the Company participating as an outside joint owner.

Results of Operations

1996 to 1997
         Oil and gas sales during the first quarter ending March 31, 1997 increased from $656,000 to $1,187,000 over the comparable period last year due to increases in the number of wells producing and higher oil and gas prices.

         The lease operating expenses for the first quarter increased from $199,000 to $239,000 over the same period last year. This increase is the result of the increased number of wells producing this year. The increase in depletion, depreciation, and amortization from $218,000 to $377,000 for the first quarter is due to the increase in the number of wells and increases in oil and gas prices. Changes in the Company's general and administrative expenses was due to bonuses paid to employees and higher rent charges for additional space.

         Interest income increased due to larger cash balances in the banks. Interest expenses increased due to the larger principal balance on the new loan negotiated in July of 1996.

         Net income for the first three month period increased from $118,000 profit to a $281,000 profit due to increases in the Company's oil and gas prices and production volumes.

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


                                      QUESTA OIL & GAS CO.



Date   May 6, 1997                    /s/ Warren L. Meeks
                                      Warren L. Meeks, President




Date   May 6, 1997                    /s/ Donald A. Towner
                                      Donald A. Towner, Controller
                                       and Chief Financial Officer