Form 10-Q
period 1997-06-30
QUESTA OIL & GAS CO /CO/
filed 1997-08-13
CIK 352511

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q
(MARK ONE)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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


As of August 1, 1997, the Company had 975,133 shares of Common
Stock issued and outstanding.

                          QUESTA OIL & GAS CO.

                               Contents


                                                           Page

Part I - Financial Information

         Consolidated balance sheets at June 30, 1997
         and December 31, 1996                               3

         Consolidated statements of operations for the six
         months ended June 30, 1997 and 1996                 4

         Consolidated statements of cash flow for
         the six months ended June 30, 1997 and 1996         5

         Consolidated notes to financial statements          6

         Management's discussion and analysis of
         financial condition and results of operations       6

Part II - Other Information                                  7

         Signature page                                      8

Part I Financial Information

                            QUESTA OIL & GAS CO.
                         Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996

                                                June 30,
                                                1997           DECEMBER 31,
                                                (UNAUDITED)        1996
ASSETS
Current Assets:
  Cash and cash equivalents                     $1,210,326      $1,027,793
  Accounts receivable - Trade                       97,727         170,050
                      - Other                       27,812           8,178
                      - Oil & Gas Sales            300,000         382,250
  Notes Receivable                                       0         100,000
  Inventory                                         13,904          14,794
  Prepaid expenses and other assets                  9,204           7,333
                     Total Current Assets        1,658,973       1,710,398

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                      90,670         148,372
           Proved properties                    11,345,644      10,501,701
  Furniture, fixture and automobiles               135,668         132,772
                                                11,571,982      10,782,845
  Less accumulated depletion and depreciation   (4,817,463)     (4,157,726)

           Net Property and Equipment            6,754,519       6,625,119

Other Assets
         0                                      0
TOTAL ASSETS                                    $8,413,492      $8,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                          91,761         329,740
  Accounts Payable - Related Parties                20,162          29,482
  Accounts Payable - Oil & Gas                     201,951         232,430
  Short Term Loans Payable                           3,750          14,322
  Other Current Liabilities                         14,540          86,498
  Advances From Drilling Partners                        0          33,832
           Total Current Liabilities               632,164       1,026,304

Other Long-term Liabilities                     $   84,137      $   84,137
Long-term debt due after one year               $1,524,588      $1,655,367
Deferred income tax                             $  702,000      $  550,000

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           4,741,207       4,741,207
  Current earnings                                 475,621               0
  Treasury stock at cost, 383,195 shares at
    June 30,1997 and 379,232 shares at
    December 31,1996                              (857,858)       (833,131)
           Total Stockholders' Equity            5,470,603       5,019,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,413,492      $8,335,517

See accompanying notes to financial statements.

Part I Financial Information

                              QUESTA OIL & GAS CO.
                       Consolidated Statement of Operations
                                  (UNAUDITED)
                               THREE       THREE       SIX         SIX
                               MONTHS      MONTHS      MONTHS      MONTHS
                               ENDED       ENDED       ENDED       ENDED
                               June 30,    June 30,    June 30,    June 30,
                                  1997        1996        1997        1996
REVENUES:
Oil and gas sales              $  899,346  $  736,323  $2,086,162  $1,392,056
Management fees                    14,400      14,400      28,800      28,800
Administrative charges             68,785      69,976     136,865     139,542
                                  982,531     820,699   2,251,827   1,560,398
OPERATING COSTS AND EXPENSES:
Lease operating expenses          245,431     212,125     484,672     410,838
Dry Hole & geological costs           651     133,449      35,737     155,632
Depletion, depreciation,
         and amortization         295,359     258,855     672,451     476,413
General & administrative          169,734     171,346     381,272     328,930
                                  711,175     771,775   1,574,132   1,371,813

Income From Operations         $  271,356  $   44,924  $  677,695  $  188,585

OTHER INCOME (EXPENSES):
Dividends                      $        0  $        0  $        0  $        0
Interest income                    17,096           0      30,051       2,074
Interest expense                  (40,013)    (25,836)    (80,125)    (53,213)
Gain (loss) on sale of
         oil & gas properties           0      66,822           0      66,822
                               $  (22,917) $   40,986     (50,074)     15,683
Income before provision
for income taxes               $  248,439  $   85,910  $  627,621  $  204,268

Income tax provision
Current                                 0           0           0           0
Deferred                          (54,000)          0    (152,000)          0


NET INCOME                     $  194,439  $   85,910  $  475,621  $   204,268

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent
                  PRIMARY      $     .20   $      .09  $      .48  $       .20
                  FULLY DILUTED$     .20   $      .09  $      .48  $       .20


Weighted average number of common shares
and common share equivalent outstanding:
                  PRIMARY        984,603      999,953    984,596       997,449
                  FULLY DILUTED  984,603      999,953    984,596       997,449


See accompanying notes to financial statements

Part I Financial Information

                             QUESTA OIL & GAS CO.
                      Consolidated Statement of Cash Flows
                                 (Unaudited)

                                                   FOR THE SIX MONTHS ENDED
                                                    June 30,      June 30,
                                                       1997          1996

Cash Flows From Operating Activities:

Operations:
 Net Income (Loss)                                  $  475,621  $    204,268
 Plus Adjustments to Reconcile Net Income
 (Loss) to Net Cash Flows From Operating Activities:
 Gain (Loss) on Sale of Assets                               0        66,822
 Depreciation,Depletion and Amortization               672,451       476,413
 Dry Hole and Exploration                               35,737       155,632
 Provision for Deferred Income Taxes                   152,000             0

Changes In Operating Assets and Liabilities:
 Accounts Receivable                                   134,939       (24,961)
 Notes Receivable                                      100,000        30,000
 Equipment Inventory                                       890         6,595
 Other Current Assets                                   (1,871)      (21,336)
 Accounts Payable and Accrued Expenses                (349,736)       56,074
 Advances from Drilling Partners                       (33,832)            0

Net Cash Provided By Operating Activities           $1,186,199   $   949,507


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
 Oil and Gas Properties                               (834,692)     (939,613)
 Furniture, Fixtures & Automobiles                      (2,896)       (5,579)

Net Cash Used In Investing Activities               $ (837,588)  $  (945,192)

Cash Flows From Financing Activities:
 Proceeds From Borrowing                                     0             0
 Payment of Debt                                      (141,351)     (153,002)
 Purchase of Treasury Stock                            (24,727)      (29,866)

Net Cash (Used In) Provided By Financing Activities $ (166,078)  $  (182,868)

Net Increase (Decrease) In Cash And Cash Equivalent    182,533      (178,553)
Cash and Cash Equivalents, Beginning of Year         1,027,793       143,532

Cash and Cash Equivalent, End of Period             $1,210,326   $   (35,021)

Part I Financial Information

                                 QUESTA OIL & GAS CO.
                     Notes to Consolidated Financial Statements
                                      (Unaudited)
(1)  Note Payable

         The Company has a line of credit and a term loan with a local bank. For the first half of 1997 the interest rate on both the line and the term loan was at New York prime, 8%. As of June 30, 1997, the outstanding principal amount of the term loan was $1,800,000 and zero on the line of credit. The aggregate borrowing limits were $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has a automobile loan with another bank. The loan is for 60 months, 6.39% rate, with final payment due April, 1999.

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

                              QUESTA OIL & GAS CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   June 30, 1997

Liquidity and Capital Resources

         At June 30, 1997, the Company had current assets of $1,659,000 compared to current liabilities of approximately $ 632,000 resulting in positive working capital of $1,027,000. As of June 30, 1997 the total outstanding bank loan balance was $1,800,000 compared to $1,950,000 as of December 31, 1996.The Company is in a positive position to participate in new acquisitions and offset drilling available through current cash flows and the line of credit of $1,000,000. Working capital will continue to fluctuate during the year as the Company acquires interest in additional wells and wells that are drilled are completed and connected to a sales outlet.

         During the first six months of 1997 the Company participated in the drilling of eight wells, two dry holes, four gas wells and two oil wells. The Company's working interest in the eight wells is 6 to 30% with the Company participating as an outside joint owner in all wells.
         In the second quarter of 1997 the Company purchased units in two drilling partnerships managed by the Company. Questa is the general partner of eight drilling partnerships. The Company spent $526,000 in acquiring an additional 25 to 75 percent in the two programs. The
Company has budgeted an additional $430,000 to acquire units in four other Company managed drilling partnerships during the second half of the year.
         In the third quarter of 1997 the Company is offering to repurchase Questa common stock from shareholders holding 99 shares or less. The offering price of $11 per share is open to shareholders of record on June 30, 1997, the offer will close September 5, 1997.

Results of Operations

1996 to 1997
         Oil and gas sales during the two quarters ending June 30, 1997 increased from $1,400,000 to $2,000,000 over the comparable period last year due to increases in the number of wells producing and higher oil and gas prices (oil prices have increased by 8% and gas prices have increased by 37% for this same period in 1997).
         The lease operating expenses for the two quarters increased from $410,000 to $485,000 over the same period last year. This increase is the result of the increase in the number of wells producing. The increase in depletion, depreciation, and amortization from $472,000 to $672,000 for the first half is due to the increase volume and prices. Changes in the Company's general and administrative expenses was due to bonuses paid to employees.
         Interest income increased due to larger cash balances in the banks. Interest expenses increased due to the larger principal balance on the new loan negotiated in July of 1996.
         Net income for the first six month period increased from a $208,000 profit to a $476,000 profit due to increases in the Company's oil and gas prices and production volume.

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


                                   QUESTA OIL & GAS CO.



Date   August 6, 1997              /S/ WARREN MEEKS
                                  Warren L. Meeks, President




Date   August 6, 1997              /S/ DONALD A TOWNER
                                   Donald A. Towner, Controller
                                   and Chief Financial Officer