Form 10-Q
period 1997-09-30
QUESTA OIL & GAS CO /CO/
filed 1997-11-12
CIK 352511

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q
(MARK ONE)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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


As of November 1, 1997, the Company had 973,748 shares of Common
Stock issued and outstanding.

                          QUESTA OIL & GAS CO.

                                Contents


                                                           Page

Part I - Financial Information

         Consolidated balance sheets at September 30, 1997
         and December 31, 1996                               3

         Consolidated statements of operations for the nine
         months ended September 30, 1997 and 1996            4

         Consolidated statements of cash flow for
         the nine months ended September 30, 1997 and 1996   5

         Consolidated notes to financial statements          6
         Management's discussion and analysis of
         financial condition and results of operations       6

Part II - Other Information                                  7

         Signature page                                      8

Part I Financial Information

                        QUESTA OIL & GAS CO.
                    Consolidated Balance Sheets

                                      September 30, 1997 and December 31, 1996
                                               September 30,
                                                    1997         DECEMBER 31,
                                                (UNAUDITED)         1996
ASSETS
Current Assets:
  Cash and cash equivalents                     $  677,841      $1,027,793
  Accounts receivable - Trade                      128,432         170,050
                      - Other                        9,891           8,178
                      - Oil & Gas Sales            300,000         382,250
  Notes Receivable                                       0         100,000
  Inventory                                         15,199          14,794
  Prepaid expenses and other assets                  9,204           7,333
                     Total Current Assets        1,140,567       1,710,398

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     133,512         148,372
           Proved properties                    12,377,966      10,501,701
  Furniture, fixture and automobiles               143,042         132,772
                                                12,654,520      10,782,845
  Less accumulated depletion and depreciation   (5,123,001)     (4,157,726)

           Net Property and Equipment            7,531,519       6,625,119

Other Assets                                             0               0
TOTAL ASSETS                                    $8,672,086      $8,335,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                         183,756         329,740
  Accounts Payable - Related Parties                15,877          29,482
  Accounts Payable - Oil & Gas                     189,723         232,430
  Short Term Loans Payable                           2,808          14,322
  Other Current Liabilities                         13,584          86,498
  Advances From Drilling Partners                        0          33,832
           Total Current Liabilities               705,748       1,026,304

Other Long-term Liabilities                     $   84,137      $   84,137
Long-term debt due after one year               $1,456,951      $1,655,367
Deferred income tax                             $  770,000      $  550,000

Stockholders' equity:
  Common stock, $.01 par value;
   Authorized 50,000,000 shares;
   Issued 1,358,328 shares                          13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           4,741,207       4,741,207
  Current earnings                                 674,953               0
  Treasury stock at cost, 384,580 shares at
    September 30,1997 and 379,232 shares at
    December 31,1996                              (872,543)       (833,131)
           Total Stockholders' Equity            5,655,250       5,019,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,672,086      $8,335,517

See accompanying notes to financial statements.

Part I Financial Information

                         QUESTA OIL & GAS CO.
                  Consolidated Statement of Operations
                            (UNAUDITED)

                                 THREE       THREE       NINE         NINE
                                 MONTHS      MONTHS      MONTHS      MONTHS
                                 ENDED       ENDED       ENDED       ENDED
                                Sept. 30,   Sept. 30,    Sept. 30,    Sept. 30,
                                  1997         1996        1997        1996
REVENUES:
Oil and gas sales               $  909,282  $  725,388  $2,995,444  $2,117,444
Management fees                     14,400      14,400      43,200      43,200
Administrative charges              70,965      69,831     207,830     209,373
                                   994,647     809,619   3,246,474   2,370,017
OPERATING COSTS AND EXPENSES:
Lease operating expenses           237,410     250,954     722,082     661,792
Dry Hole & geological costs         33,713      26,471      69,450     182,103
Depletion, depreciation,
         and amortization          310,877     247,773     983,328     719,977
General & administrative           160,020     138,674     541,292     467,604
                                   742,020     663,872   2,316,152   2,031,476

Income From Operations          $  252,627  $  145,747  $  930,322  $  338,541

OTHER INCOME (EXPENSES):
Dividends                       $        0  $        0  $        0  $        0
Interest income                     14,768       4,254      44,819       6,328
Interest expense                   (40,063)    (43,156)   (120,188)    (96,369)
Gain (loss) on sale of
         oil & gas properties            0      38,284           0     105,106
                                $  (25,295) $     (618) $  (75,369) $   15,065
Income before income taxes and
unusual item                    $  227,332  $  145,129  $  854,953  $  353,606

Unusual item                        40,000           0      40,000           0

Income before income taxes      $  267,332  $  145,129  $  894,953  $  353,606

Provision for income taxes:
Current                                  0           0           0           0
Deferred                           (68,000)          0    (220,000)          0


NET INCOME                      $  199,332  $  145,129  $  674,953  $  353,606

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent
                  PRIMARY       $     .20  $      .15  $      .69  $       .35
                  FULLY DILUTED $     .20  $      .15  $      .69  $       .35


Weighted average number of common shares
and common share equivalent outstanding:
                  PRIMARY         984,596     994,564    984,139      991,679
                  FULLY DILUTED   984,596     997,449    984,139      997,449

See accompanying notes to financial statements

Part I Financial Information

                           QUESTA OIL & GAS CO.
                    Consolidated Statement of Cash Flows
                               (Unaudited)


                                                    FOR THE NINE MONTHS ENDED
                                                      Sept. 30,     Sept. 30,
                                                         1997          1996

Cash Flows From Operating Activities:

Operations:
    Net Income (Loss)                                $  674,953  $    353,606
    Plus Adjustments to Reconcile Net Income
    (Loss) to Net Cash Flows From Operating Activities:

    Gain (Loss) on Sale of Assets                             0       105,106
    Depreciation,Depletion and Amortization             983,328       719,977
    Dry Hole and Exploration                             69,450       182,103
    Provision for Deferred Income Taxes                 220,000             0

Changes In Operating Assets and Liabilities:
    Accounts Receivable                                 122,155       (55,265)
    Notes Receivable                                    100,000        70,000
    Equipment Inventory                                    (405)       10,873
    Other Current Assets                                 (1,871)        3,824
    Accounts Payable and Accrued Expenses              (275,210)       68,957
    Advances from Drilling Partners                     (33,832)            0

Net Cash Provided By Operating Activities             1,858,568     1,459,181


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
    Oil and Gas Properties                           (1,948,908)   (1,650,032)
    Furniture, Fixtures & Automobiles                   (10,270)       (6,739)

Net Cash Used In Investing Activities                (1,959,178)   (1,656,771)

Cash Flows From Financing Activities:
    Proceeds From Borrowing                                   0     1,000,000
    Payment of Debt                                    (209,930)     (229,503)
    Purchase of Treasury Stock                          (39,412)     (110,266)

Net Cash (Used In) Provided By Financing Activities    (249,342)      660,231

Net Increase (Decrease) In Cash And Cash Equivalent    (349,952)      462,641
Cash and Cash Equivalents, Beginning of Year          1,027,793       143,532

Cash and Cash Equivalent, End of Period              $  677,841   $   606,173

Part I Financial Information

                              QUESTA OIL & GAS CO.
                     Notes to Consolidated Financial Statements
                                  (Unaudited)
(1)  Note Payable

The Company has a line of credit and a term loan with a local bank. For the first nine months of 1997 the interest rate on both the line and the term loan was at New York prime, 8.5%. As of September 30, 1997, the outstanding principal amount of the term loan was $1,725,000 and zero on the line of credit. The aggregate borrowing limits were $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months, 7.25% rate, with final payments due September, 2002.

(2)  Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the info rmation and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal reoccurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of Dece mber 31, 1996, which are included in the Company's annual report and Form 10-K.

                      QUESTA OIL & GAS CO.
              Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                       September 30, 1997

Liquidity and Capital Resources

At September 30, 1997, the Company had current assets of $1,141,000 compared to current liabilities of approximately $706,000 resulting in positive working capital of $435,000. As of September 30, 1997 the total outstanding bank loan balance was $1,725,000 compared to $1,950,000 as of December 31, 1996. The Company is in a positive position to participate in new acquisitions and offset drilling available through current cash flows and the line of credit of $1,000,000. Working capital will continue to fluctuate during the year as the Company acquires interest in additional wells and wells that are drilled are completed and connected to a sales outlet.

During the first nine months of 1997 the Company participated in the drilling of nine wells, two dry holes, five gas wells and two oil wells. The Company's working interest in the nine wells is 2.5 to 30% with the Company participating as an outside joint owner in all the wells. Expenditures for drilling for the three quarters ending September 30, 1997 was $285,000. In October, 1997 The Company has elected to participate in the drilling of two wells in West Texas for a working interest of 32% and 45%, with estimated costs for completed well to Questa of $183,000.

In the first three quarters of 1997 the Company purchased additional units in six drilling partnerships managed by the Company. Questa is the general partner of eight drilling partnerships. The Company spent $1,000,000 in acquiring an additional 25 to 75 percent in the six programs.

The Company spent approximately $560,000 in acquiring working interests and over-riding royalty interests in 24 producing properties.Questa expects to drill several offset wells to these producing properties.

In the third quarter of 1997 the Company repurchased 785 shares of Questa's common stock from shareholders holding 99 shares or less. The offering price was $11 per share and closed September 19, 1997.

Results of Operations

1996 to 1997

Oil and gas sales during the three quarters ending September 30, 1997 increased from $2,117,000 to $2,995,000 over the comparable period last year due to increases in the volume produced (oil volume increased by 8% and gas volume increased by 26%) and higher prices (oil prices have increased by 3% and gas prices have increased by 25%).

The lease operating expenses for the three quarters increased from $662,000 to $722,000 over the same period last year. This increase is the result of the increase in the number of producing wells. The increase in depletion, depreciation, and amortization from $720,000 to $983,000 for the first three quarters is due to the increase volume sold and higher prices. Changes in the Company's general and administrative expenses was due to bonuses paid to employees.

Interest income increased due to larger cash balances in the bank accounts. Interest expenses increased due to the larger principal balance on the new loan negotiated in July of 1996.

The Company had received $40,000 from a factoring company note that was written off in a previous period. In 1995 Questa decided to reserve $190,000 of a note from a local factoring company, the factoring company has continued to make payments on the principal outstanding. The Company has recorded this as an unusual item, due to the receivable not occurring from Questa's normal course of business.

Net income for the first nine month period increased from a $354,000 profit to a $675,000 profit, due to increases in the Company's oil and gas prices, production volume and the payments on the factoring company note reserved in 1995.


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


                                    QUESTA OIL & GAS CO.



Date   November 5, 1997             /s/ Warren L. Meeks
                                    Warren L. Meeks, President




Date   November 5, 1997             /s/ Donald A. Towner
                                    Donald A. Towner, Controller
                                    and Chief Financial Officer