Form 10-K
period 1997-12-31
QUESTA OIL & GAS CO /CO/
filed 1998-04-03
CIK 352511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
(X)ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                     For Fiscal Year Ended December 31, 1997
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

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

As of February 17, 1998, the Company had 966,777 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by nonaffiliates ofthe Company as of February 17,1998 was approximately $3,600,000.


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

          On February 18, 1998 the Company had two special shareholders meetings. The first approved a 1-for-10 reverse split and the second meeting approved a 20-for-1 forward split of its common stock.The net of the splits doubled the number of common shares of stock outstanding in the Company. The Company will pay shareholders with factional shares, after the first reverse split, at a $8.75 per share basis. The total number of shares retired as factional shares will be approximately 6,483 shares at the $8.75 basis. This results as a liabilty of approximately $57,000 to the Company. The number of shareholders affectived by the reverse split is approximately 1,300 shareholders.

           On June 22, 1990, the Company's common stock was listed on NASDAQ. The Company's common stock trades on The NASDAQ Small Cap Market under the symbol "QUES." The stock splits approved in February, 1998 kept the Company in compliance with NASDAQ's recently adopted listing requirements.

           The Company's headquarters are located in Tulsa, Oklahoma. The office lease in Tulsa is for approximately 2,350 square feet, term of the lease is three years and expires December 31, 1999. Currently the Company's staff supervises, manages and monitors 8 drilling partnerships and approximately 270 producing wells. At December 31, 1997 the Company employed six persons on a full time basis.

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

           The Company's activities during its fiscal year ended December 31, 1997, are summarized in Item 2 of this report. The Company's principal line of business is oil and gas exploration, development and production. The Company is faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

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

Item 2 - Oil and Gas Properties

           The following sets forth information with respect to the Company's oil and gas interests. This information is as of December 31, 1997, unless otherwise indicated. The Company owns interests in wells located in Kansas, North Dakota, Colorado, Oklahoma and Texas:
                                            Gross                 Net

Total Developed leasehold acreage       56,871 acres           10,730 acres
                                        ============           ============

                                        Total           Oil             Gas
Gross productive wells                  287.00         117.00         170.00
Net productive wells                     83.90          17.60          66.30

                                             1997      1996    1995    1994
Oil production (BBL)                        41,798    40,114  39,339  47,519
Gas production (MCF)                     1,179,299 1,078,857 955,435 869,555

Average Sales Price
   Oil (per BBL)                           $19.05  $19.52  $16.10  $14.92
   Gas (per MCF)                           $ 2.69  $ 2.29  $ 1.58  $ 1.93

Average Production Cost per
Equivalent unit of oil and gas             $ 4.46  $ 4.28  $ 3.76  $ 4.16

              The  Company's   reserves  were   calculated   using  two  pricing
scenarios, Schedule I uses the prices in effect at December 31, 1997, $16.48/BBL for oil and $2.45/MCF for gas.


Proved reserves
              OIL (BBLS)                    465,222
              GAS (MCF)                  14,350,862

Estimated future net revenues
   from oil and gas reserves            $19,999,000
Present value of estimated
   future net revenues                  $10,999,000

Wells drilled:                     Total         Oil      Gas      Dry
              1997                  12            2        8        2
              1996                   9            3        4        2
              1995                  11            3        3        5
              1994                  18            1       14        3


Type of Wells Drilled:           1997          1996         1995          1994
   Net productive development    1.91          1.71         2.42          4.41
   Net dry development            .23          1.63         1.54           .16

Item 3 - Legal Proceedings

              The Company is not engaged in any legal proceedings and to the knowledge of management, no such legal proceedings are threatened.

Item 4 - Submission of Matters to a Vote of Security Holders

              There were no resolutions submitted to the Company's shareholders for a vote during the last quarter of 1997.

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
                                    Bid Price
                                                High          Low
                    1997
              First Quarter                    $ 7.25         $5.50
              Second Quarter                    11.13          6.63
              Third Quarter                     16.63          8.25
              Fourth Quarter                    16.50          8.50


                    1996
              First Quarter                      $7.88         $4.13
              Second Quarter                      5.50          4.25
              Third Quarter                       6.25          4.88
              Fourth Quarter                      6.25          5.00

              Holders of common stock are entitled to receive such dividends as may be declared legally by the Board of Directors. The Company has not paid any dividends on its common stock.

              The following sets forth the approximate number of record holders of the Company's equity securities as of February 17, 1998:

                                                             Number of
              Title of Class                                Record Holders

              Common Stock, $.01  par value                    1,872

Item 6 - Selected Financial Data

                         1997       1996       1995       1994

Total Assets           $9,426,000 $8,336,000 $6,580,000 $6,865,000

Total Liabilities       3,374,000  3,316,000  2,265,000  2,803,000

Working Capital           103,000    684,000   (177,000)   415,000

Stockholders' Equity    6,052,000  5,020,000  4,315,000  4,062,000

Operating Revenues      4,582,000  3,778,000  2,658,000  2,924,000

Net Profit              1,151,000    821,000     94,000    552,000

Profit per share (Primary)   1.17        .83        .10        .59
Profit per share
(Fully Diluted)              1.17        .83        .09        .54

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

          At December 31, 1997, the Company had current assets of $998,000 compared to current liabilities of approximately $895,000 resulting in positive working capital of $103,000. This represents a decrease of approximately $581,000 in the Company's working capital position at December 31,1996. The primary source of liquidity to the Company is oil and gas revenues.The principal reasons for the decrease in working capital were 1) one million dollars spent in the acquisition of an additional 25 to 75 percent of the Company's six drilling partnerships that are currently managed by Questa and 2) the expenditure of just over three quarters of a half million dollars in acquiring working interests and over-riding royalty interest in 30 producing properties.

          Due to the increased ownership in the drilling partnerships the Company's reserves are increased by an additional 2,000,000 MCFs of gas and 48,000 BBLS of oil. These volumes are in addition to the reserves in the audited Notes to Financial Statements and the reserve totals on page 4.

          The Company received $40,000 on a factoring company note that was written off in a previous period. In 1995 Questa decided to reserve $190,000 of a note from a local factoring company, the factoring company has continued to make payments on the principal outstanding amount. The Company has recorded this as an unusual item due to the reserve taken in 1995.

          The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,100,000 ($2,100,000 term loan and $1,000,000 line of credit). Interest on the loans are New York prime. At December 31, 1997 the Company's balance on the term loan was $1,650,000 and zero has been borrowed on theline of credit. The loan is secured by certain of the Company's interest in oil and gas properties. The Company also has two automobile loans with the bank. The loans are for 60 months at an interest rate of 7.5% and 7.75%, with final payment due September, 2002.


Results of Operations 1997 Compared to 1996

              Oil and gas sales for 1997 increased from $3,276,000 in 1996 to $4,004,000, this increase was due to steady gas prices and increases in production volumes. The Company's average gas price increased by 17% in 1997 and gas volumes increasedby 10%. Questa' income from drilling partnerships increased in 1997 by 228%(from $49,000 in 1996 to $163,000 in 1997).

              Production costs increased from $1,003,000 to $1,161,000, this increase was the result of acquisitions made in late 1996 and 1997. And production tax expense increased due to the increase in product sales volume and prices. General and administrative expenses increased due toincreases in bonuses, salaries, office rent, and related employee expenses. Interest expense increased slightly due to higher borrowing base.

              Net income for 1997 increased due to the increases in sales volumes and gas prices, increase in drilling partnership income, and a decrease in dry hole expenses. Questa also had a positive unusual item in 1997.

Results of Operations 1996 Compared to 1995

              Oil and gas sales for 1997 increased from $2,130,000 in 1995 to $3,229,000, this increase was due to price increases and steady production volumes. The Company's average oil price in 1997 increased by 21% over 1995 prices ($19.52 per barrel in 1997 compared to $16.10 per barrel in 1995). Questa's average gas price increased by 44% in 1997 ( $2.29 per MCF in 1997 compared to $1.58 per MCF in 1995).

              The lease operating expenses increased from $627,000 to $843,000, this increase was the result of several workovers and recompletions in 1997. Production tax expense increased due to the increase in product prices. General and administrative expenses remained stable and interest expense increased slightly higher due to new borrowing base.

              Net income for 1997 increased due to the increase in product prices and a steady increase in production while maintaining overhead costs.


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

Warren L. Meeks     71     President,Director         1986
Alan W. Meeks       44     Vice President,Director    1986
Lowell C. Sund      77     Secretary,Director         1986
Bruce L. Sturdevant 75     Director                   1986
Donald A. Towner    44     Controller/Treasurer       1989

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

[A]Name  and  Principal  Position,[B]Fiscal  Year,[C]Salary,   [D]Bonus,[E]Other
Annual   Compensation,[F]Restricted  Stock  Awards,  [G]Options  Granted,[H]LTIP
Payout,[I]All Other Compensation


   [A]            [B]      [C]    [D]    [E]  [F]   [G]  [H]     [I]

                           [1]    [2]    [3]  [4]   [5]  [6]     [7]
Warren Meeks     1997  104,820 20,000  4,709  N/A   N/A  N/A  12,496
President        1996   99,240   -0-   1,781  N/A   N/A  N/A  11,800
Director         1995   94,740  5,000  2,681  N/A   N/A  N/A  11,489

Alan Meeks       1997  100,200 20,000  2,335  N/A   N/A  N/A  11,981
Vice-President   1996   94,800    -0-  1,279  N/A   N/A  N/A  11,306
Director         1995   90,300  5,000  2,999  N/A   N/A  N/A  10,973


[1] The dollar value of base salary (cash and non-cash) received. [2] The dollar value of bonus (cash and non-cash) received. [3] Any other annual compensation not property categorized as salary or bonus: auto usage and auto allowance [4] During the period covered by the Table, the shares of stock issued as compensation for services. As of December 31, 1997, Warren Meeks owned 295,407 shares of Company's common stock, which has a value of approximately $2,806,000 (closing price of $9.50). As of December 31, 1997, Alan Meeks owned 234,625 shares of Company's common stock, which has a value of approximately $2,229,000 (closing price of $9.50). [5] The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. [6] "LTIP" is an abbreviation for "Long-Term Incentive Plan." An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer then one fiscal year. [7] All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. In the case of Warren Meeks, the amount represents Company contributions to a 401(k) pension plan ($9,289-1995, $9,400-1996, $10,096-1997) and directors fees ($2,200-1995,$2,400-1996,
$2,400-1997).In the case of Alan Meeks, the amount represents Company contributions to a 401(k) pension plan ($8,773-1995,$8,906-1996,$9,581-1997)
and directors fees ($2,200-1995,$2,400-1996,$2,400-1997).

Stock Options

              The Company does not have any stock option or stock bonus plans. The Company has not granted any stock options, stock appreciation rights or any similar security to any current officer of the Company. During the years ended December 31, 1995,1996 and 1997, no current or former officer or director has exercised any stock options.

Long Term Incentive Plans - Awards in Last Fiscal Year

  None.

Employee Pension, Profit Sharing or Other Retirement Plans

               Effective August 1, 1992, by action of the Board of Directors, the Company adopted a defined contribution profit sharing plan with a 401(k) provision. The plan calls for discretionary contribution to be made by the employer.The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. Elective deferrals are being matched with Company contributions of up to 6 percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $31,000 for 1995,1996 and 1997.Other than the 401(k) Plan described above, the Company does not have a defined benefit, pension plan, profit sharing or retirement plan.

Compensation of Directors

              Standard Arrangements. The Company pays each director $300 for each meeting of the Board of Directors which the director personally attends and a quarterly retainer fee of $300. The Company has no standard agreement pursuant to which directors of the Company are otherwise compensated for any service provided as a director or for committee participation or special assignment.
              Other Arrangements. During the year ended December 31, 1997, and except as disclosed above, no director of the Company received any form of compensation from the Company.

Compensation Committee Interlocks and Insider Participation

              During the year ending December 31, 1997, the Company did not have a compensation committee. During the year ending December 31, 1997, the following officers participated in deliberations of the Company's Board of Directors concerning executive compensation:

         Warren L. Meeks     President
         Alan W. Meeks       Vice President
         Lowell L. Sund      Secretary
         Bruce Sturdevant    Director

              During the year ended December 31, 1997, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Employment Agreements

              The Company does not have an employment agreement with any of its executive officers.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth the shareholdings of the Company's officers and directors of the Company's $0.01 par value common stock, its only class of outstanding equity securities as of February 17, 1998. Unless otherwise specified, the shares owned reflect both record and beneficial ownership.

Name and Address of Beneficial   Number of                         Percent of
      Owner                      Shares                            Class

Warren L. Meeks                   295,407                          30.5%
8629 So. Darlington
Tulsa, OK  74137 (1)

Alan W. Meeks                     234,625                          24.3%
11020 S. Richmond
Tulsa, OK  74137 (2)

Lowell C. Sund                     18,000                            1.9%
3087 Owens Court
Lakewood, CO  80215

Bruce L. Sturdevant                10,200                            1.0%
505 Wrangler Road
Castle Rock, CO 80104

Donald A. Towner                    2,875                            0.3%
1517 E. 34th Street
Tulsa, OK  74105
All Officers and Directors
 as a group                       561,107                           58.0%

(1)Includes 136,250 shares owned of record by Faith J. Meeks, the wife of Warren
L. Meeks, and 13,057 shares owned by American Petro Management, Inc. for which Warren L. Meeks is deemed to be the beneficial owner.
(2) Includes 10,625 shares owned by minor children of Alan W. Meeks.

Item 13 - Certain Relationships and Related Transactions

              Certain directors and principal shareholders of the Company have purchased limited partnership interests in partnerships sponsored and managed by the Company. Also certain directors and principal shareholders of the Company have purchased working interests in prospects developed by the Company. In each case, the director or principal shareholder acquired the limited partnership interest,participated and paid, when due, all of their obligations to the partnership or to the Company. No officer or director paid more than $60,000 during the year ending December 31, 1997 for interests in limited partnerships sponsored by the Company or for working interests in wells in which the Company also had an interest.
                                     PART IV

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

                                                   QUESTA OIL AND GAS CO.



                                                   By /s/ Warren L. Meeks
                                                   Warren L. Meeks, President
                                                   and Chief Executive Officer



                                                   By  /s/ Donald A. Towner
                                                   Donald A. Towner
                                                   Principal Financial Officer
                                                   and Chief Accounting Officer

Dated:  March 30,1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 1998:




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


                                                  By  /s/ Bruce L. Sturdevant
                                                  Bruce L. Sturdevant, Director

                             QUESTA OIL AND GAS CO.

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES


FINANCIAL STATEMENTS (SUBMITTED IN RESPONSE TO PART II, ITEM 8), AND SCHEDULES (SUBMITTED IN RESPONSE TO PART IV, ITEM 14):

Independent Auditors' Report                                F-2

Balance Sheets - December 31, 1997 and 1996                 F-3

Statement of Operations -
 For the Years Ended December 31, 1997,1996 and 1995        F-4

Statement of Changes in Stockholders' Equity -
 For the Years Ended December 31, 1997,1996 and 1995        F-6

Statement of Cash Flows -
 For the Years Ended December 31, 1997,1996 and 1995        F-7

Notes to Financial Statements                               F-8


The Following Financial Statement Schedules are Filed with this Report:

Independent Auditors' Report on
 Financial Statement Schedules                              F-19

Schedule V - Property and Equipment for the Years
 Ended December 31, 1997,1996 and 1995                      F-20

Schedule VI - Accumulated  Depreciation,  Depletion
 and Amortization of Property and Equipment for the
 Years Ended December 31, 1997,1996 and 19954               F-21


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






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Questa Oil & Gas Co. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Questa Oil & Gas Co.and management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Financial statements referred to above present fairly, in all material respects, the financial position of Questa Oil & Gas Co. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                    /s/ Magree Rausch & Shelton


March 17, 1998

                             QUESTA OIL AND GAS CO.

                                 BALANCE SHEETS

                                               DECEMBER 31,
                                            1997           1996

ASSETS
CURRENT ASSETS:
Cash and cash equivalent               $   490,388     $ 1,027,793
Accounts receivable:
Joint interest owners                       167,922        170,050
Oil and gas revenues                        302,097        382,250
Other                                        17,285          8,178
Short term notes receivable                       0        100,000
Equipment inventory                          16,793         14,794
Other current assets                          3,495          7,333
                                        -------------  ------------
Total current assets                        997,398      1,710,398
                         -------------  ------------
PROPERTY AND EQUIPMENT, at cost:
Furniture, fixtures and automobiles         149,260        132,772
Oil and gas properties, using the
successful efforts method:
Proved properties                        13,045,317     10,501,701
Undeveloped properties                      190,326        148,372
                                       -------------  ------------
                                         13,384,903     10,782,845
Less accumulated depreciation,
depletion and amortization                4,956,893      4,157,726
                                       -------------  ------------
                                          8,428,010      6,625,119

                                       $  8,335,517   $  6,579,921
                                       =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt      $    308,504   $   320,0186
Accounts payable trade and
accrued expenses                            334,093        410,542
Advances from drilling partners              13,513         33,832
Undistributed revenue                       218,066        232,430
Payable to affiliates                        20,854         29,482
                                       -------------  ------------
Total current liabilities                   895,030      1,026,304
                                       -------------  ------------
OTHER LONG-TERM LIABILITIES                  84,137         84,137
LONG-TERM DEBT, Less current portion      1,379,963      1,655,367
DEFERRED INCOME TAXES                     1,015,000        550,000
STOCKHOLDERS EQUITY:
Common stock, $.01 par value; authorized
50,000,000 shares; 1,358,328 issued
and outstanding                              13,583         13,583
Capital in excess of par value            1,098,050      1,098,050
Retained earnings                         5,892,548      4,741,207
                                       -------------  ------------
                                          7,004,181      5,852,840

Less treasury stock, at cost, 391,836 shares
in 1997 and 379,232 shares in 1996         (952,321)      (833,131)
                                       -------------  -------------
Total Stockholders' equity                6,051,860      5,019,709
                                       -------------  ------------
                                       $  9,425,990   $  8,335,517
                                       =============  =============

                 See accompanying notes to financial statements

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS

                                    FOR THE YEARS ENDED DECEMBER 31,
                                 1997              1995             1994

REVENUES:
Oil and gas sales             $  4,004,137      $  3,275,782      $  2,151,792

Gas contract settlement             15,596                 0            62,589

Administrative charges             280,267           282,064           263,328

Management fees                     57,600            57,600            57,600
Gain (loss) on sale of assets        8,143            97,146            22,975

Interest and dividend income        53,634            15,944            24,953

Other                              162,612            49,501            74,315

                              -------------     -------------      ------------
                                 4,581,989         3,778,037         2,657,552

COSTS AND EXPENSES:
Production costs                 1,160,609         1,002,622           718,336

Dry hole and exploration            65,096           399,618           375,144

Depreciation,depletion
 and amortization                  821,993           560,595           636,547

General and administrative         705,133           599,769           594,340

Interest                           157,817           139,070           130,084

                              -------------     -------------      ------------
                                 2,910,648         2,701,674         2,454,451


INCOME BEFORE INCOME TAXES AND
UNUSUAL ITEM                     1,671,341         1,076,363           203,101


UNUSUAL ITEM                        40,000                 0          (190,000)


INCOME BEFORE INCOME TAXES       1,711,341         1,076,363            13,101

                              -------------     -------------      ------------

PROVISION FOR INCOME TAXES:
Current                             95,000            45,000                 0

Deferred expense (benefit)         465,000           210,000           (81,151)

                              -------------     -------------     -------------
                                   560,000           255,000           (81,151)


NET INCOME                    $  1,151,341      $    821,363      $     94,252

                              =============     =============     =============



              See accompanying notes to financial statements.
                                       F-4





                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS  (Continued)

                                   FOR THE YEARS ENDED DECEMBER 31,
                                 1997              1996             1995


EARNINGS PER COMMON SHARES:

Primary:

Net income per common share
and common share equivalent   $   1.18          $    .83         $    .10

Fully Diluted:

Net income per common share
and common share equivalent   $   1.18          $    .83         $    .09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING:

Primary                         977,740            988,559            995,019


Fully diluted                   977,740            988,559          1,009,144










                    See accompanying notes to financial statements.
                                       F-5

                             QUESTA OIL AND GAS CO.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997


                  Common Stock                               Treasury
                                     Capital in
                            Par      Excess of  Retained
                  Shares    Value    Par Value  Earnings     Shares  Cost

BALANCES,
JANUARY 1,1995    1,275,328 $ 12,753 $  849,880 $ 3,825,592  339,147 $ 626,618

Issuance of common
stock by exercise
of warrants          83,000      830    248,170           0        0         0

Purchase of
treasury stock            0        0          0           0   18,775    90,005

Net income                0        0          0      94,252        0         0

BALANCES,
DECEMBER 31,1995  1,358,328 $ 13,583 $1,098,050 $ 3,919,844  357,922 $ 716,623

Purchase of
treasury stock            0        0          0           0   21,310   116,508

Net Income                0        0          0     821,363        0         0

BALANCE,
DECEMBER 31, 1996 1,358,328 $ 13,583 $1,098,050 $ 4,741,207  379,232 $ 833,131

Purchase of
treasury stock            0        0          0           0   12,604   119,190

Net Income                0        0          0   1,151,341        0         0

BALANCE,
DECEMBER 31, 1997 1,358,328 $ 13,583 $1,098,050 $ 5,892,548  391,836 $ 952,321










            See accompanying notes to financial statements.
                                       F-5

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                    1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income                    $  1,151,341     $    821,363      $     94,252

Plus adjustments to reconcile
net income to net cash flows from
operating activities:
Loss (gain) on sale of assets       (8,143)         (97,146)          (22,975)

Depreciation, depletion
and amortization                   821,993          560,595           636,547

Provision for deferred income
taxes,net                          465,000          210,000           (82,531)

Changes in operating assets and
liabilities:
Receivable                          73,174          (187,713)          (35,943)

Equipment inventory                 (1,999)            7,905             8,703

Other current assets                 3,838             1,424            19,911

Accounts payable trade and
accrued expenses                   (74,737)          159,169          (207,807)

Advances from drilling partners    (20,319)           33,832           (16,415)

Undistributed revenue              (14,364)           93,358           (81,555)

Advances from affiliates            (8,628)           10,385            19,097

Unusual item                       (40,000)                0           190,000

                              -------------     -------------      ------------
Net cash provided (used in)
by operating activities          2,347,156         1,613,172           521,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of
property and equipment:
Oil and gas properties          (2,585,570)       (1,931,678)       (1,114,849)

Furniture, fixtures
and automobiles                    (16,488)           (6,739)           (8,200)

Proceeds from sales of property
and equipment                       23,605           532,017            62,984

(Increase) decrease in note
receivable                         100,000           100,000            60,000

                              -------------     -------------     -------------
Net cash used in investing
activities                      (2,478,453)       (1,306,400)       (1,000,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note
payable - bank                    (300,000)         (200,000)          200,000

Proceeds from borrowing             48,990         1,950,000                 0

Payment of debt                    (35,908)       (1,056,003)         (305,015)

Purchase of treasury stock        (119,190)         (116,508)          (90,005)

Issuance of common stock                 0                 0           249,000

                              -------------     -------------      ------------
Net cash provided by (used in)
financing activities              (406,108)          577,489            53,980

NET INCREASE (DECREASE) IN CASH   (537,405)          884,261          (424,801)

CASH AND CASH EQUIVALENTS,
beginning of year                1,027,793           143,532           568,333

                              -------------     -------------      ------------
CASH AND CASH EQUIVALENTS,
end of year                   $    490,388      $  1,027,793      $    143,532

SUPPLEMENTAL INFORMATION      =============     =============     =============
Cash paid during the year
for interest                  $    157,817      $    139,070      $    130,084

Cash paid during year for     =============     =============     =============
income taxes                  $     45,000      $          0      $          0

                              =============     =============     =============

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

Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas activities. Cost of drilling oil and gas properties are deferred until drilling and completion results are evaluated. At such time, cost of wells with economically recoverable oil and gas reserves and development dry hole are capitalized as developed oil and gas properties, and cost of unsuccessful or uneconomical wells (other than development dry holes) are expensed. Exploration costs, including geological and geophysical and cost of carrying and retaining unproved properties, are charged to operations as incurred. Depreciation, depletion and amortization of the Company's capitalized
costs  of   undeveloped  oil  and  gas   properties   are  computed  using  the
unit-of-production method based upon recoverable  reserves as determined by Lee
Keeling  and  Associates  (independent  petroleum  engineers).   Cost  are  not
capitalized in an amount which exceed estimated future undiscounted net revenues of the Company's proved reserves. Questa is managing general partner of a total of eight oil and gas limited partnerships. These partnership interests, which represent interests in producing properties,have been included in developed oil and gas properties. The Company's share of partnership revenue and expenses is in the statement of operations. As general partner, Questa makes and receives advances to the partnerships, which are recorded as receivables from affiliates and advances from affiliates in the accompanying balance sheets.

Furniture and Fixtures - Furniture and fixtures are depreciated using accelerated methods over their useful lives of five years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized. Gains or losses on retirement or replacement of furniture and fixtures are included in operations.

Income Taxes and Change in Accounting Policy - The Company computes income tax expenses using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109, requires the measurement of deferred tax assets for deductible temporary differences and operating loss
carry  forwards  and  of  deferred  tax   liabilities   for taxable   temporary
differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and unused minimum tax and tight sand gas credits and deferred tax liabilities from the recognition of depreciation,depletion and amortization in different periods for financial reporting purposes.

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

2. NOTE PAYABLE:

The Company has a line-of-credit with a local bank. This line of credit allows maximum borrowing of $1,000,000, with a maturity date of June 30,1998, bears interest at prime (8.5 percent at December 31, 1997), and is secured by certain of the Company's oil and gas interest. At December 31, 1997 the Company has not borrowed on the line-of-credit.

3. LONG-TERM DEBT:

Long-term debt consists of the following:
                                                         1997           1996
Note payable to a local bank bearing interest at 6.39%
per annum payable in 60 monthly  installments  of $394
including  interest,secured by automotive equipment.
                                                      $         0  $     10,202

Note  payable to a local bank interest at prime (8.5
percent at December 31,1997),payable in quarterly
installments of $75,000, with all remaining  principal
and accrued interest due at maturity on June 30, 2001,
secured by certain of the Company's oil and gas interests.
                                                      $ 1,650,000  $  1,950,000

Note payable to a finance company bearing interest at
3.5% per annum payable in monthly installments of $217
secured by automotive equipment.
                                                      $         0  $     15,183

Note payable to a local bank bearing interest at 7.57%
per annum payable in 60 monthly installments  of $304
including interest,secured by automotive equipment.
                                                      $    14,522  $          0

Note payable to a local bank bearing interest at 7.75%
per annum payable in 60 monthly installments  of $539
including interest,secured by automotive equipment.
                                                      $    23,945  $          0

                                                      $ 1,688,467  $  1,975,385
      Less current maturities                             308,504       320,018
                                                      ------------ -------------
                                                      $ 1,379,963  $  1,655,367
                                                      ============ =============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM DEBT: (continued)

The annual principal repayment requirements are as follows:

       1998   $308,504
       1999    307,979
       2000    308,612
       2001    759,296
       2002      4,076

4. STOCKHOLDER'S EQUITY:

On March 31, 1986, the stockholders of Questa and the stockholders of Trinity Oil and Gas, Inc.(Trinity) approved an agreement whereby Questa acquired all of the outstanding common stock of Trinity in exchange for 125,361 shares of Questa's common stock (as adjusted for the stock split in 1988).The transaction was accounted for as a purchase of Trinity by Questa. The fair value of the net assets of Trinity on the purchase date was determined to be $222,532 by Questa's Board of Directors. The common stock of Questa issued to Trinity stockholders was valued at this amount.The agreement also provided that former stockholders of Trinity would receive an additional 12,000 shares of Questa's common stock (as adjusted for the stock in 1988) when and if net production from certain Trinity properties reaches a specific level. This level was not reached as of December 31, 1997.

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

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS




6. EMPLOYEE RETIREMENT PLAN:

During 1992, by action of the Board of Directors, the Company adopted a defined contribution profit sharing plan with a 401(K) provision effective August 1, 1992. The plan calls for discretionary contribution to be made by the employer. The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. These elective deferrals are being matched with company contributions of up to six percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $30,000, $31,000 and $31,000 for 1997, 1996 and 1995.

7. ADMINISTRATIVE CHARGES AND MANAGEMENT FEES:

Administrative charges represent amounts charged to joint interest owners for services performed in administering joint operations.Amounts charged to related partnerships for the years ended December 31, 1997, 1996,and 1995 were $45,100, $40,300 and $36,000 respectively.Management fees are amounts charged to limited partnerships for services performed by the Company as managing general partner.

8. INCOME TAXES

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                      1997        1996        1995
Deferred tax assets              $   50,000  $  404,600  $  150,000
Valuation allowance                       0           0           0

Net deferred tax asset               50,000     404,600     150,000

Deferred tax liability            1,065,000     954,600     490,000

Net deferred tax liability       $1,015,000  $  550,000  $  340,000

The deferred tax liability results primarily from deducting intangible drilling costs for tax purposes. The deferred tax asset results from net operating loss carry forwards and alterative minimum tax credit carry forwards. The components of income tax expense (benefit)related to continuing operations are as follows:

                                       1997        1996        1995
Federal
Current                            $  95,000   $  45,000    $       0
Deferred (benefit)                   465,000     210,000      (81,151)
                                   $ 560,000   $ 255,000    $ (81,151)

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


8. INCOME TAXES: (Continued)

Questa's income tax expense differed from the statutory federal rate of 34% as follows:

                                       1997        1996        1995

Statutory rate applied to earnings
before income taxes                 $ 582,000   $ 366,000   $   7,500

Increase (decrease) in income taxes
 resulting from:
Note receivable write-off              14,000           0     (64,600)
Deduction of intangible
drilling costs                       (177,000)   (100,000)          0
Use of tight sands tax credit         (20,000)    (11,000)          0
Other                                 161,000           0     (24,051)

Income tax expense (benefit)        $ 560,000   $ 255,000   $ (81,151)
                                    ==========  ==========  ==========


9. MAJOR CUSTOMERS:

Oil and gas purchasers, individually, accounted for more than 10% of the total revenues in each of the three years as follows:

                    Purchaser           1997      1996      1995

                        A                15%       17%       18%
                        B                12%       10%       10%
                        C                36%       37%       27%

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCY:

The Company is obligated under operating leases for rental of its office facilities during future years ending December 31 as follows:

                    1998          $ 26,390
                    1999            27,050

Rent expense for the years ended December 31, 1997, 1996, 1995, was $25,483, $15,228, and $23,889, respectively.

11. FINANCIAL INSTRUMENTS:

The Company's financial instruments subject to credit risk include accounts receivable and cash on deposit at various banks.

12. NOTES RECEIVABLE:

In January of 1994, Questa made loans totaling $450,000 to an accounts receivable factoring company. The accounts receivable factoring company is not a related party. The loans are generally unsecured.

In July of 1997 the Company restructured these loans.The note bears interest at 9% per annum, called for principal payments of $130,000 in 1996 and monthly payments in 1997 of $20,000 per month with a balloon payment due in December 1997. This loan continues to be unsecured.

Based on the financial status of the factoring company and other factors,Questa has decided not to record accrued interest on the note and to reserve the $150,000 outstanding balance as of December 31, 1997. The balance is reported as follows:

                                    1997               1996

Notes receivable               $  150,000         $  290,000
Less reserve                      150,000            190,000
                               $        0         $  100,000

Short term                     $        0         $  100,000
Long term                      $        0         $        0

The recording of the reserve for this note and partial subsequent collection has been recorded as an unusual item in 1995 and 1997 due to the receivable not occurring from Questa's normal course of business.

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS

13. GAS CONTRACT SETTLEMENT:

During 1995,the Company recognized income of $62,589 relating to a gas contract settlement received in a prior year. The Company's ownership of this portion of the settlement was uncertain until 1995. Upon advice from legal counsel the Company moved the amount from liabilities to income. During 1997, the Company recognized an additional $15,596 relating to this settlement.

14. RELATED PARTY TRANSACTIONS:

During 1995 Questa purchased 4,600 shares of its own stock from the Vice President, Director of the Company. The purchase price was $20,700.

During 1997 Questa purchased certain oil and gas properties from the Vice President, Director of the Company. The purchase price was $10,000.

15. SUBSEQUENT EVENT:

On February 18, 1998, the Stockholders authorized a 10-for-1 reverse stock split and a 20-to-1 forward stock split. As a result of the reverse stock split, the Company has decided to pay cash for factional shares. This resulted in a liability of approximately $57,000.

16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):

Capitalized Costs - Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 1997, 1996 and 1995 are as follows:


                                        1997           1996           1995

Oil and gas properties             $ 10,510,388   $  8,149,586   $  7,035,189
Well and related equipment            2,725,255      2,500,487      2,197,667

                                   $ 13,235,643   $ 10,650,073   $  9,232,856
Accumulated depreciation,
depletion and amortization           (4,877,483)    (4,059,019)    (3,590,413)

                                   $  8,358,160   $  6,591,054   $  5,642,443
                                   =============  =============  =============

Cost incurred in Oil and Gas Property Acquisition, Exploration and Development Activities - Costs incurred in oil and gas property acquisition,exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 1997, 1996 and 1995:

                                        1997           1996           1995
Property acquisition cost:
Proved                             $  2,063,266   $    768,785   $    475,128
Unproved                                 71,993        108,816         41,110
Exploration and development costs       578,279      1,054,077        598,611

                                   $  2,713,538   $  1,931,678   $  1,114,849
                                   =============  =============  =============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

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

Following is a summary of the changes in estimated proved developed reserves of the Company, all of which are located in the continental United States, for the years ended December 31, 1997, 1996 and 1995. For these years,the Company's proved undeveloped reserves were immaterial in relation to total reserves and are not presented below.


                                                   OIL (BBLS)
                                        1997           1996           1995
Proved developed reserves:
Beginning year                        460,451        464,017        328,911
Revisions of previous estimates        (5,803)        14,584        102,999
Purchases of minerals in place         24,956         23,227         68,109
Extension and discoveries              27,416          2,034          3,337
Sales of mineral in place                   0         (3,297)             0
Production                            (41,798)       (40,114)       (39,339)

End of year                           465,222        460,451        464,017
                                     =========      =========      =========

                                                      GAS (MCF)
                                        1997           1996           1995
Proved developed reserves:
Beginning year                     15,910,802     13,481,897      8,762,173
Revisions of previous estimates    (1,881,311)     1,101,029      2,791,556
Purchases of minerals in place      1,102,672      2,148,249      2,155,140
Extension and discoveries             397,998        406,799        728,463
Sales of mineral in place                   0       (148,314)             0
Production                         (1,179,299)    (1,078,858)      (955,435)

End of year                        14,350,862     15,910,802     13,481,897
                                  ============   ============   ============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



16. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

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

Presented below is the standardized measure of discounted future net cash flows relating to proved developed reserves as of:

                                                    DECEMBER 31,
                                       1997           1996           1995

Future cash inflows               $  40,426,000  $  70,821,000  $  31,562,000
Future production and
development costs                   (13,761,000)   (17,970,000)   (11,432,000)

Future income tax expense            (6,666,000)   (13,213,000)    (5,033,000)

Future net cash flows                19,999,000     39,638,000     15,097,000

10% annual discount for estimated
timing of cash flows                 (9,000,000)   (18,888,000)    (6,977,000)

Standardized measure of discounted
future net cash flows             $  10,999,000  $  20,750,000  $   8,120,000
                                  ============== ============== ==============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995:

                                       1997           1996           1995

Standardized measure -
beginning of year                  $  20,750,000  $  8,120,000  $  5,465,000

Sale and transfers of oil and gas
produced, net of production costs    (2,844,000)    (2,275,000)    (1,435,000)

Extensions, discoveries and
improved recovery,less related costs  1,426,000      1,676,000      1,437,000

Net change due to quantity revisions (4,705,000)     4,755,000      6,220,000

Net change in prices and
production costs                    (23,875,000)    26,794,000     (2,750,000)

Purchases of minerals in place        3,173,000      9,152,000      4,965,000

Net change in income taxes            6,547,000     (8,180,000)    (2,157,000)

Net change in future
development costs                       (65,000)       82,000        191,000

Accretion of discount                10,592,000   (19,375,000)    (3,816,000)

Net increase ( decrease)             (9,751,000)   12,630,000      2,655,000

Standardized measure - end of year $ 10,999,000  $ 20,750,000   $  8,120,000
                                   ============= ============= ==============

                            SUPPLEMENTARY INFORMATION

Magee Rausch & Shelton, L.L.P.
Certified Public Accountants
1856 East 15th Street
Tulsa, OK  74159






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT
                          ON SUPPLEMENTARY INFORMATION

Our audit was made for the purpose of forming an opinion on the basis financial statements take as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information for the years ended December 31, 1997, 1996 and 1995 has been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, such information for the years ended December 31, 1997, 1995 and 1994 are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                    /s/ Magree Rausch & Shelton



March 17, 1998

                             QUESTA OIL AND GAS CO.

                       SCHEDULE V - PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        Other
                      Balance                           Changes    Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1997:

Furniture, fixtures
and automobiles      $   132,772 $   67,838 $  (51,350)  $        0 $  149,260
Oil and gas properties:
Producing Properties  10,501,701  2,529,671          0     13,945 * 13,045,317
Unproved properties      148,372     55,899          0    (13,945)*    190,326

                     $10,782,845 $2,653,408 $  (51,350) $        0 $13,384,903
                     =========== ========== =========== ========== ===========

Year Ended December 31, 1996:

Furniture, fixtures
and automobiles      $   126,033 $    6,739 $        0  $       0  $   132,772
Oil and gas properties:
Producing Properties   9,161,409   1,822,862   (510,216)  (27,646 * 10,501,701
Unproved properties       71,447     108,816     (4,245)  (27,646)*    148,372

                     $ 9,358,889 $ 1,938,417 $ (514,461) $      0  $10,782,845
                     =========== =========== =========== ========= ===========

Year Ended December 31, 1995:

Furniture, fixtures
and automobiles      $   110,073 $   27,160 $   11,200  $        0 $   126,033
Oil and gas properties:
Producing Properties   8,217,872  1,073,739    145,437     15,235 *  9,161,409
Unproved properties       45,572     41,110          0    (15,235)*     71,447

                     $ 8,373,517 $1,142,009 $  156,637  $        0 $ 9,358,889
                     =========== ========== ==========  ========== ===========





* Reclassification from unproved to producing properties.

                             QUESTA OIL AND GAS CO.

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        Other
                      Balance                           Changes     Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1997:
Furniture, fixtures
and automobiles       $   98,707 $    3,528 $  (22,825) $        0 $    79,410
Oil and gas properties:
Producing Properties   4,059,019    818,464          0           0   4,877,483

                      $4,157,726 $  821,992 $  (22,825) $        0 $ 4,956,893
                      ========== ========== =========== ========== ===========


Year Ended December 31, 1996:
Furniture, fixtures
and automobiles       $   86,308 $   12,399 $        0  $        0 $    98,707
Oil and gas properties:
Producing Properties   3,590,413    548,196    (79,590)          0   4,059,019

                      $3,676,721 $  560,595 $  (79,590) $        0 $ 4,157,726
                      ========== ========== =========== ========== ===========

Year Ended December 31, 1995:
Furniture, fixtures
and automobiles           78,717      8,018       (427)          0      86,308
Oil and gas properties:
Producing Properties   3,078,085    628,529   (116,201)          0   3,590,416

                      $3,156,802 $  636,547 $ (116,628) $        0 $ 3,676,721
                      ========== ========== =========== ========== ===========

