Form 10-Q
period 1998-03-31
QUESTA OIL & GAS CO /CO/
filed 1998-05-22
CIK 352511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(MARK ONE)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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


As of May 1, 1998, the Company had 1,919,744 shares of Common Stock issued and outstanding.

                           QUESTA OIL & GAS CO.

                                Contents

                                                           Page

Part I - Financial Information


         Consolidated balance sheets at March 31, 1998
         and December 31, 1997                               3


         Consolidated statements of operations for the three
         months ended March 31, 1998 and 1997                4


         Consolidated statements of cash flow for
         the three months ended March 31, 1998 and 1997      5


         Consolidated notes to financial statements          6


         Management's discussion and analysis of
         financial condition and results of operations       6


Part II - Other Information                                  7


         Signature page                                      8

Part I Financial Information

                       QUESTA OIL & GAS CO.
                    Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997

                                                 March 31,
                                                   1998         DECEMBER 31,
                                                (UNAUDITED)         1997
ASSETS
Current Assets:
  Cash and cash equivalents                     $  295,718      $  490,388
  Accounts receivable - Trade                      258,786         167,922
                      - Other                      190,698          17,285
                      - Oil & Gas Sales            285,000         302,097
  Notes Receivable                                  10,000               0
  Inventory                                         17,227          16,793
  Prepaid expenses and other assets                  8,582           3,495
               Total Current Assets              1,066,011         997,980

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
        Unproved properties                        147,024         190,326
        Proved properties                       13,282,134      13,045,317
  Furniture, fixture and automobiles               149,260         149,260
                                                13,578,418      13,384,903
  Less accumulated depletion and depreciation   (5,332,196)     (4,956,893)

           Net Property and Equipment            8,246,222       8,428,010

TOTAL ASSETS                                    $9,312,233      $9,425,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                         185,246         230,765
  Accounts Payable - Related Parties                     0          20,854
  Accounts Payable - Oil & Gas                     165,413         218,066
  Short Term Loans Payable                           2,808           2,808
  Other Current Liabilities                         71,552         109,024
  Advances From Drilling Partners                   18,373          13,513
           Total Current Liabilities               743,392         895,030

Other Long-term Liabilities                     $   84,137      $   84,137
Long-term debt due after one year               $1,298,897      $1,379,963
Deferred income tax                             $1,055,000      $1,015,000

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           5,892,548       5,892,548
  Current earnings                                 136,906               0
  Treasury stock at cost, 796,912 shares at
    March 31,1998 and 783,672 shares at
    December 31,1997                            (1,010,280)       (952,321)
           Total Stockholders' Equity            6,130,807       6,051,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,312,233      $9,425,990


See accompanying notes to financial statements.

Part I Financial Information

                           QUESTA OIL & GAS CO.
                   Consolidated Statement of Operations
                              (UNAUDITED)

                                                  THREE          THREE
                                                  MONTHS         MONTHS
                                                  ENDED          ENDED
                                                  March 31,      March 31,
                                                   1998             1997
Revenues:
         Oil and gas sales                      $  968,288       $1,186,816
         Management fees                            14,400           14,400
         Administrative charges                     70,478           68,080
                                                 1,053,166        1,269,296
Operating costs & expenses:
         Lease operating expenses                  265,695          239,241
         Dry Hole & geological costs                43,638           35,086
         Depletion, depreciation,
                  and amortization                 372,859          377,092
         General & administrative                  169,073          211,538
                                                   851,265          862,957

Income From Operations                          $  201,901       $  406,339

Other income ( expenses):
         Dividends                              $        0       $        0
         Interest income                            20,020           12,955
         Interest expense                          (37,015)         (40,112)
         Gain (loss) on sale of
                  oil & gas properties                   0                0
                                                $  (16,995)      $  (27,157)
Income before provision for income
         taxes                                  $  184,906       $  379,182

Income tax provision
         Current                                    (8,000)               0
         Deferred                                  (40,000)         (98,000)


Net Income                                      $  136,906       $  281,182

EARNINGS PER COMMON SHARE:

Net income per common share and common
equivalent
         PRIMARY                                $     .07        $      .14  *
         FULLY DILUTED                          $     .07        $      .14  *

Weighted average number of common shares
and common share equivalent outstanding:
         PRIMARY                                1,944,888         1,969,220  *
         FULLY DILUTED                          1,944,888         1,969,220  *


* Adjusted for 2 to 1 stock split February 18, 1998

See accompanying notes to financial statements

Part I Financial Information

                         QUESTA OIL & GAS CO.
                 Consolidated Statement of Cash Flows
                              (Unaudited)


                                                    FOR THE THREE MONTHS ENDED
                                                      March 31,      March 31,
                                                        1998           1997

Cash Flows From Operating Activities:

Operations:
   Net Income (Loss)                                $  136,906    $  281,182
   Plus Adjustments to Reconcile Net Income
   (Loss) to Net Cash Flows From Operating Activities:

   Gain (Loss) on Sale of Assets                             0             0
   Depreciation,Depletion and Amortization             372,859       377,092
   Dry Hole and Exploration                             43,638        35,086
   Provision for Deferred Income Taxes                  40,000        98,000

Changes In Operating Assets and Liabilities:
   Accounts Receivable                                (247,180)       45,761
   Notes Receivable                                    (10,000)       80,000
   Equipment Inventory                                    (434)        5,967
   Other Current Assets                                 (5,087)          629
   Accounts Payable and Accrued Expenses              (156,498)     (303,675)
   Advances from Drilling Partners                       4,860       (33,832)

Net Cash Provided By Operating Activities           $  179,064    $  586,210


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
   Oil and Gas Properties                             (234,709)     (137,229)
   Furniture, Fixtures & Automobiles                         0         4,401

Net Cash Used In Investing Activities               $ (234,709)  $  (132,828)

Cash Flows From Financing Activities:
   Proceeds From Borrowing                                   0             0
   Payment of Debt                                     (81,066)      (76,501)
   Purchase of Treasury Stock                          (57,959)      (24,615)

Net Cash (Used In) Provided By Financing Activities $ (139,025)   $ (101,116)

Net Increase (Decrease) In Cash And Cash Equivalent   (194,670)      352,266
Cash and Cash Equivalents, Beginning of Year           490,388     1,027,793

Cash and Cash Equivalent, End of Period             $  295,718   $ 1,380,059

Part I Financial Information


                         QUESTA OIL & GAS CO.
               Notes to Consolidated Financial Statements
                               (Unaudited)

(1)  Note Payable

         The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,100.000 ($2,100,000 term loan and $1,000.000 line of credit). Interest on the loans are New York prime. At March 31, 1998 the Company's balance on the term loan was $1,575,000 and zero had been borrowed on the line of credit. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999.The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. The loan is secured by certain of the Company's interest in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months at an interest rate of 7.5% and 7.75%, with final payment due September, 2002.

(2)  Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the info rmation and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal reoccurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of Dece mber 31, 1997, which are included in the Company's annual report and Form 10-K.


                         QUESTA OIL & GAS CO.
               Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                             March 31, 1998

Liquidity and Capital Resources

         At March 31, 1998,the Company had current assets of $1,066,000 compared to current liabilities of approximately $ 743,000 resulting in positive working capital of $ 323,000. As of March 31, 1998 the total outstanding bank loan balance was $1,575,000 compared to $1,650,000 as of December 31, 1997. The primary source of liquidity to the Company is oil and gas revenues. The Company is in a positive position to participate in new acquisitions and offset drilling available through current cash flows and the line of credit of $1,000,000. Work ing capital will continue to fluctuate during the year as the Company acquires interest in additional wells and wells that are drilled are completed and conn ected to a sales outlet.

         During the first three months of 1998 the Company participated in the drilling of six wells, two dry holes and four gas wells. The Company's working interest in the six wells is 14 to 96%, with the Company drilling one well and participating as an outside joint owner in the other five wells.

Results of Operations

1997 to 1998

         Oil and gas sales during the first quarter ending March 31, 1998 decreased from $1,187,000 to $ 968,000 over the comparable period last year.This decrease is due to lower oil and gas prices the first quarter of 1998 compared to 1997. Oil prices for 1998 were down 23% from 1997 (1998-$15.69/BBL versus 1997-$20.47/BBL) and gas prices were down 27% in 1998 (1998-$2.43/MCF versus 1997-$3.32/MCF).

         The lease operating expenses increased from $239,000 to $266,000 over the same period last year. This increase is the result of increased number of wells. Changes in the Company's general and administrative expenses was due to bonuses paid to employees in 1997.

         Interest income increased due to larger cash balances in the banks. Interest expenses decreased due to paying down the loan negotiated in July of 1997.

         Net income for the first three month period decreased from $281,000 profit to a $136,000 profit due to decreases in the Company's oil and gas prices.


Part II Other Information

Item 1 through 3 - Not Applicable.

Item 4- Special Meeting of Stockholders held February 18, 1998 to vote on a proposal to reverse split outstanding shares 10 to 1. Special Meeting of Stockholders held February 18, 1998 to vote on a proposal to forward split outstanding shares 1 to 20. Total number of votes casted for both proposals were 611682, with 609682 For, 1600 Against, and 400 Abstain.

Items 5 - Not Applicable.

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


                                          QUESTA OIL & GAS CO.


Date   May 14, 1998                       /s/ Warren L. Meeks
                                          Warren L. Meeks, President



Date   May 14, 1998                       /s/ Donald A. Towner
                                          Donald A. Towner, Controller
                                          and Chief Financial Officer