Form 10-Q
period 1998-06-30
QUESTA OIL & GAS CO /CO/
filed 1998-08-03
CIK 352511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q

(MARK ONE)
(X)       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
          THE SECURITIES EXCHANGE ACT OF 1934



                      Commission file number  0-9965



                             QUESTA OIL & GAS CO.
           (Exact name of registrant as specified in its charter)


         COLORADO                                      84-0846588
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


                         7030 South Yale Ave. Suite 700
                          Tulsa, Oklahoma  74136-5718
                   (Address of principal executive offices)

           Registrant's telephone number are code: (918) 494-6055

       Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of July 31, 1998, the Company has 1,919,744 shares of Common Stock issued and outstanding.

                             QUESTA OIL & GAS CO.

                                   Contents


                                                              Page

Part I - Financial Information

         Consolidated balance sheets at June 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . . .  3

         Consolidated statements of operations for the six
         months ended June 30, 1998 and 1997 . . . . . . . . .  4

         Consolidated statements of cash flow for
         the six months ended June 30, 1998 and 1997 . . . . .  5

         Consolidated notes to financial statements  . . . . .  6

         Management's discussion and analysis of
         financial condition and results of operations . . . .  6

Part II - Other Information  . . . . . . . . . . . . . . . . .  7

         Signature page  . . . . . . . . . . . . . . . . . . .  7

Part I Financial Information

                             QUESTA OIL & GAS CO.
                         Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997

                                                 June 30,
                                                  1998         DECEMBER 31,
                                               (UNAUDITED)         1997
ASSETS
Current Assets:
  Cash and cash equivalents                     $   52,189      $  490,388
  Accounts receivable - Trade                      325,345         167,922
                               - Other              83,901          17,285
                               - Oil & Gas Sales   276,000         302,097
  Notes Receivable                                  10,000               0
  Inventory                                          9,184          16,793
  Prepaid expenses and other assets                 10,107           3,495
                     Total Current Assets          766,726         997,980
Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     154,016         190,326
           Proved properties                    13,981,757      13,045,317
  Furniture, fixture and automobiles               149,260         149,260
          Total Property and Equipment          14,285,033      13,384,903
  Less accumulated depletion and depreciation   (5,577,579)     (4,956,893)
           Net Property and Equipment            8,707,454       8,428,010
Other Assets                                             0               0
TOTAL ASSETS                                    $9,474,180      $9,425,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                         155,604         230,765
  Accounts Payable - Related Parties                     0          20,854
  Accounts Payable - Oil & Gas                     236,862         218,066
  Short Term Loans Payable                           8,504           8,504
  Other Current Liabilities                         56,892         103,328
  Advances From Drilling Partners                        0          13,513
           Total Current Liabilities               757,862         895,030
Other Long-term Liabilities                     $   66,644      $   84,137
Long-term debt due after one year               $1,223,243      $1,379,963
Deferred income tax                             $1,115,000      $1,015,000
Stockholders' equity:
  Common stock, $.01 par value;
   Authorized 50,000,000 shares;
   Issued 1,358,328 shares                         13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           5,892,548       5,892,548
  Current earnings                                 317,552               0
  Treasury stock at cost, 796,912 shares at
    June 30,1998 and 783,672 shares at
    December 31,1997                            (1,010,302)       (952,321)
           Total Stockholders' Equity            6,311,431       6,051,860
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,474,180      $9,425,990

See accompanying notes to financial statements.

Part I Financial Information

                            QUESTA OIL & GAS CO.
                     Consolidated Statement of Operations
                                 (UNAUDITED)

                                THREE       THREE       SIX         SIX
                                MONTHS      MONTHS      MONTHS      MONTHS
                                ENDED       ENDED       ENDED       ENDED
                                June 30,    June 30,    June 30,    June 30,
                                   1998        1997        1998        1997
REVENUES:
Oil and gas sales               $  866,325  $  899,346  $1,834,613  $2,086,162
Management fees                     14,400      14,400      28,800      28,800
Administrative charges              78,043      68,785     148,521     136,865
                                   958,768     982,531   2,011,934   2,251,827
OPERATING COSTS AND EXPENSES:
Lease operating expenses           247,067     245,431     512,762     484,672
Dry Hole & geological costs          8,937         651      52,575      35,737
Depletion, depreciation,
         and amortization          242,938     295,359     615,797     672,451
General & administrative           206,332     169,734     375,405     381,272
                                   705,274     711,175   1,556,539   1,574,132

Income From Operations          $  253,494  $  271,356  $  455,395  $  677,695
OTHER INCOME (EXPENSES):
Dividends                       $        0  $        0  $        0  $        0
Interest income                      6,211      17,096      11,413      30,051
Interest expense                   (33,777)    (40,013)    (70,792)    (80,125)
Misc Income                         16,718           0      31,536           0
Gain (loss) on sale of
         oil & gas properties            0           0           0           0
                                $  (10,848) $  (22,917)    (27,843)    (50,074)
Income before provision
for income taxes                $  242,646  $  248,439  $  427,552  $  627,621
Income tax provision
Current                             (2,000)          0     (10,000)          0
Deferred                           (60,000)    (54,000)   (100,000)   (152,000)

NET INCOME                      $  180,646  $  194,439  $  317,552  $   475,621

EARNINGS PER COMMON SHARE:
Net income per common
share and common equivalent
                  PRIMARY       $     .09   $      .10  $      .16  $       .24
                  FULLY DILUTED $     .09   $      .10  $      .16  $       .24
Weighted average number of common shares
and common share equivalent outstanding:
                  PRIMARY       1,944,888    1,969,220  1,944,888    1,969,220
                  FULLY DILUTED 1,944,888    1,969,220  1,944,888    1,969,220

See accompanying notes to financial statements

Part I Financial Information

                               QUESTA OIL & GAS CO.
                        Consolidated Statement of Cash Flows
                                    (Unaudited)

                                                      FOR THE SIX MONTHS ENDED
                                                        June 30,      June 30,
                                                          1998          1997
Cash Flows From Operating Activities:

Operations:
         Net Income (Loss)                            $  317,552  $   475,621
         Plus Adjustments to Reconcile Net Income
         (Loss) to Net Cash Flows From Operating Activities:

         Gain (Loss) on Sale of Assets                         0            0
         Misc Income                                      31,536
         Depreciation,Depletion and Amortization         615,797      672,451
         Dry Hole and Exploration                         52,575       35,737
         Provision for Deferred Income Taxes             100,000      152,000

Changes In Operating Assets and Liabilities:
         Accounts Receivable                            (197,942)     134,939
         Notes Receivable                                (10,000)     100,000
         Equipment Inventory                               7,609          890
         Other Current Assets                             (6,612)      (1,871)
         Accounts Payable and Accrued Expenses          (123,655)    (349,736)
         Advances from Drilling Partners                 (13,513)     (33,832)

Net Cash Provided By Operating Activities             $  773,347   $1,186,199


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
     Oil and Gas Properties                             (996,845)    (934,692)
     Furniture, Fixtures & Automobiles                         0       (2,896)

Net Cash Used In Investing Activities                 $ (996,845)  $ (837,588)

Cash Flows From Financing Activities:
         Proceeds From Borrowing                               0            0
         Payment of Debt                                (156,720)    (141,351)
         Purchase of Treasury Stock                      (57,981)     (24,727)

Net Cash (Used In) Provided By Financing Activities   $ (214,701)  $ (166,078)

Net Increase (Decrease) In Cash And Cash Equivalent     (438,199)     182,533
Cash and Cash Equivalents, Beginning of Year             490,388    1,027,793

Cash and Cash Equivalent, End of Period               $   52,189   $1,210,326

Part I Financial Information
                              QUESTA OIL & GAS CO.
                  Notes to Consolidated Financial Statements
                                   (Unaudited)
(1)  Note Payable
         The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. For the first half of 1998 the interest rate on both the line and the term loan was at New York prime, 8.5%. As of June 30, 1998, the outstanding principal amount of the term loan was $1,500,000 and zero on the line of credit. Loans are secured by certain of the Company's interests in oil and gas properties.The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months, 7.5% and 7.75% rates, with final payment due September, 2002.
(2)  Accounting Policies
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal reoccurring items) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of December 31, 1997, which are included in the Company's annual report and Form 10-K.
                     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                                   June 30, 1998

Liquidity and Capital Resources
         At June 30, 1998, the Company had current assets of $ 767,000 compared to current liabilities of approximately $ 758,000 resulting in positive working capital of $ 9,000. As of June 30, 1998 the total outstanding bank loan balance was $1,500,000 compared to $1,650,000 as of December 31, 1997.The Company is in a positive position to participate in new acquisitions and offset drilling available through current cash flows and the line of credit of $1,000,000. Work ing capital will continue to fluctuate during the year as the Company acquires interest in additional wells and wells that are drilled are completed and conn ected to a sales outlet.
         During the first six months of 1998 the Company participated in the drilling of eleven wells, four dry holes and seven gas wells.The Company's working interest in the eleven wells is 6 to 97% with the Company participating as operator in four wells and as an outside joint owner in the other seven wells.
         The Company is the operator of the new Case well that came on production in April, 1998. The well is averaging 500 MCF per day, the Company has a 72% net revenue interest in the well and should add an additional $20,000 per month to our cash flow. Also, the Company operates two new Henderson wells that came on production in June, 1998 with a combined monthly production of 900 MCF per day. These wells should add an additional $10,000 per month to our cash flow, Questa has a 19% net revenue interest in the two wells. All three wells are located in the West Texas area.

Results of Operations
1997 to 1998
         Oil and gas sales during the two quarters ending June 30, 1998 decreased from $2,086,000 to $1,835,000 over the comparable period last year due to decreases in oil and gas prices (oil prices decreased by 31% and gas prices decreased by 17% for this same period in 1997). Oil and gas volumes remained stable for the period.
         The lease operating expenses for the two quarters increased from $485,000 to $513,000 over the same period last year.This increase is the result of the increase in the number of wells producing and operating costs remaining constant.The decrease in depletion, depreciation,and amortization from $672,000 to $616,000 for the first half is due to the decreases in product price.
         Interest income decreased due to larger cash balances available in 1997. Interest expenses decreased due to smaller principal balance on the term loan.Miscellaneous income comes from settlement of outstanding payables and other non oil and gas items.
         Net income for the first six month period decreased from a $476,000 profit to a $318,000 profit due to decreases in the Company's oil and gas prices.

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

                            QUESTA OIL & GAS CO.

Date   August 5, 1998               /s/ Warren Meeks
                                   Warren L. Meeks, President

Date   August 5, 1998               /s/ Donald A Towner
                                   Donald A. Towner, Controller
                                   and Chief Financial Officer