Form 10-Q
period 1998-09-30
QUESTA OIL & GAS CO /CO/
filed 1998-11-12
CIK 352511

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(MARK ONE)
[x]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

As of November 1,1998, the Company had 1,919,696 shares of Common. Stock issued and outstanding.

                            QUESTA OIL & GAS CO.

                                  Contents

                                                           Page

Part I - Financial Information

         Consolidated balance sheets at September 30, 1998
         and December 31, 1997  ........................... 3

         Consolidated statements of operations for the nine
         months ended September 30, 1998 and 1997 ......... 4

         Consolidated statements of cash flow for
         the nine months ended September 30, 1998 and 1997  5

         Consolidated notes to financial statements ....... 6

         Management's discussion and analysis of
         financial condition and results of operations..... 6

Part II - Other Information ............................... 7

         Signature page ................................... 8

Part I Financial Information

                          QUESTA OIL & GAS CO.
                       Consolidated Balance Sheets
                 September 30, 1998 and December 31, 1997

                                               September 30,
                                                   1998         DECEMBER 31,
                                                (UNAUDITED)         1997
ASSETS
Current Assets:
  Cash and cash equivalents                     $  226,538      $  490,388
  Accounts receivable - Trade                      158,516         167,922
                      - Other                       73,936          17,285
                      - Oil & Gas Sales            239,000         302,097
  Notes Receivable                                       0               0
  Inventory                                          9,658          16,793
  Prepaid expenses and other assets                  2,407           3,495
                     Total Current Assets          710,055         997,980

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     154,016         190,326
           Proved properties                    14,495,925      13,045,317
  Furniture, fixture and automobiles               149,260         149,260
                                                14,799,201      13,384,903
  Less accumulated depletion and depreciation   (5,869,162)     (4,956,893)
           Net Property and Equipment            8,930,039       8,428,010

TOTAL ASSETS                                    $9,640,094      $9,425,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year            $  300,000      $  300,000
  Accounts Payable - Trade                         207,897         230,765
  Accounts Payable - Related Parties                     0          20,854
  Accounts Payable - Oil & Gas                     275,568         218,066
  Short Term Loans Payable                           8,504           8,504
  Other Current Liabilities                         66,122         103,328
  Advances From Drilling Partners                        0          13,513
           Total Current Liabilities               858,091         895,030

Other Long-term Liabilities                     $   66,644      $   84,137
Long-term debt due after one year               $1,147,583      $1,379,963
Deferred income tax                             $1,150,000      $1,015,000

Stockholders' equity:
  Common stock, $.01 par value;
    Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,583          13,583
  Additional paid-in capital                     1,098,050       1,098,050
  Accumulated earnings                           5,892,548       5,892,548
  Current earnings                                 424,137               0
  Treasury stock at cost, 796,960 shares at
    September 30,1998 and 783,672 shares at
    December 31,1997                            (1,010,542)       (952,321)
           Total Stockholders' Equity            6,417,776       6,051,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,640,094      $9,425,990

See accompanying notes to financial statements.

Part I Financial Information

                           QUESTA OIL & GAS CO.
                   Consolidated Statement of Operations
                               (UNAUDITED)

                                THREE        THREE       NINE        NINE
                                MONTHS       MONTHS      MONTHS      MONTHS
                                ENDED        ENDED       ENDED       ENDED
                                Sept. 30,    Sept. 30,   Sept. 30,   Sept. 30,
                                  1998        1997        1998        1997
REVENUES:
Oil and gas sales              $  893,055  $  909,282  $2,727,668  $2,995,444
Management fees                    14,400      14,400      43,200      43,200
Administrative charges             80,704      70,965     229,225     207,830
                                  988,159     994,647   3,000,093   3,246,474
OPERATING COSTS AND EXPENSES:
Lease operating expenses          251,597     237,410     764,359     722,082
Dry Hole & geological costs        58,346      33,713     110,921      69,450
Depletion, depreciation,
         and amortization         289,140     310,877     904,937     983,328
General & administrative          216,025     160,020     591,430     541,292
                                  815,108     742,020   2,371,647   2,316,152

Income From Operations         $  173,051  $  252,627  $  628,446  $  930,322

OTHER INCOME (EXPENSES):
Dividends                      $        0  $        0  $        0  $        0
Interest income                     2,923      14,768      14,336      44,819
Interest expense                  (32,389)    (40,063)   (103,181)   (120,188)
Gain (loss) on sale of
         oil & gas properties      (2,000)          0      29,536           0
                                  (31,466)    (25,295)    (59,309)    (75,369)
Income before income taxes and
unusual item                   $  141,585  $  227,332  $  569,137  $  854,953

Unusual item                            0      40,000           0      40,000

Income before income taxes     $  141,585  $  267,332  $  569,137  $  894,953

Provision for income taxes:
Current                                 0           0     (10,000)          0
Deferred                          (35,000)    (68,000)   (135,000)   (220,000)

NET INCOME                     $  106,585  $  199,332  $  424,137  $  674,953

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent

                  PRIMARY      $     .05   $      .10  $      .22  $      .34
                  FULLY DILUTED$     .05   $      .10  $      .22  $      .34


Weighted average number of common shares and common share equivalent outstanding:

                  PRIMARY      1,944,888    1,969,192   1,944,888    1,968,278
                  FULLY DILUTED1,944,888    1,969,192   1,944,888    1,968,278

See accompanying notes to financial statements

Part I Financial Information

                           QUESTA OIL & GAS CO.
                   Consolidated Statement of Cash Flows
                              (Unaudited)


                                                    FOR THE NINE MONTHS ENDED
                                                       Sept. 30,     Sept. 30,
                                                         1998          1997


Cash Flows From Operating Activities:

Operations:
      Net Income (Loss)                             $  424,137  $   674,953
      Plus Adjustments to Reconcile Net Income
      (Loss) to Net Cash Flows From Operating Activities:

      Gain (Loss) on Sale of Assets                          0            0
      Depreciation,Depletion and Amortization          904,937      983,328
      Dry Hole and Exploration                         110,921       69,450
      Provision for Deferred Income Taxes              135,000      220,000

Changes In Operating Assets and Liabilities:
      Accounts Receivable                               15,852      122,155
      Notes Receivable                                       0      100,000
      Equipment Inventory                                7,135         (405)
      Other Current Assets                               1,088       (1,871)
      Accounts Payable and Accrued Expenses            (23,426)    (275,210)
      Advances from Drilling Partners                  (13,513)     (33,832)

Net Cash Provided By Operating Activities            1,562,131    1,858,568


Cash Flows From Investing Activities:

Purchase of Property and Equipment:
      Oil and Gas Properties                        (1,535,380)  (1,948,908)
      Furniture, Fixtures & Automobiles                      0      (10,270)

Net Cash Used In Investing Activities               (1,535,380)  (1,959,178)

Cash Flows From Financing Activities:
      Proceeds From Borrowing                                0            0
      Payment of Debt                                 (232,380)    (209,930)
      Purchase of Treasury Stock                       (58,221)     (39,412)

Net Cash (Used In) Provided By Financing Activities   (290,601)    (249,342)

Net Increase (Decrease) In Cash And Cash Equivalent   (263,850)    (349,952)

Cash and Cash Equivalents, Beginning of Year           490,388    1,027,793

Cash and Cash Equivalent, End of Period             $  226,538  $   677,841

Part I Financial Information

                           QUESTA OIL & GAS CO.
                Notes to Consolidated Financial Statements
                               (Unaudited)

(1)  Basis of Preparation and Presentation

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Questa Oil & Gas Co. as of September 30, 1998 and the results of their operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be realized during the full year. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and foot notes required by generally accepted accounting principles for complete financial statements.These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of December 31, 1997, which are included in the Company's annual report and Form 10-K.

(2)  Note Payable

         The Company has a line of credit and a term loan with a local bank.The aggregate borrowing of the loans are $3,100,000. The term loan was $2,100,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 1999. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. For the first nine months of 1998 the interest rate on both the line and the term loan was at New York prime, 8.5%, interest on the term loan as of November 1, 1998 is 8%. As of September 30, 1998, the outstanding principal amount of the term loan was $1,425,000 and zero on the line of credit. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months, 7.5% and 7.75% rates, with final payment due September, 2002.



                         QUESTA OIL & GAS CO.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                          September 30, 1998

Liquidity and Capital Resources


         At September 30, 1998, the Company had current assets of $710,000 compared to current liabilities of approximately $858,000 resulting in negative working capital of $148,000. As of September 30, 1998 the total outstanding bank loan balance was $1,425,000 compared to $1,650,000 as of December 31, 1997. The Company is in a positive position to participate in new acquisitions and offset drilling through its fourth quarter negotiation, with its local bank,of the term loan balance from $1,425,000 to $2,500,000.This additional $1,075,000, the current line of credit of $1,000,000 and cash flows from operations puts the Company in a very positive position for future drilling and acquisitions. Working capital will continue to fluctuate during the year as the Company wells are drilled, completed and connected to a sales outlet.

         Average oil and natural gas prices received during the first nine months of 1998 were considerably lower than during the same period in 1997.

The average oil price received by the Company during the first nine months of 1998 was $13.12 per barrel which was a $6.13 per barrel decrease when compared to 1997. Average natural gas prices decreased to $2.19 per MCF, a $.37 per MCF decrease when compared to 1997. Oil prices within the industry remain largely dependent upon world markets for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances. Natural gas comprises approximately 83 percent of the Company's revenues. A large drop in the natural gas prices will have a significant effect on the earning potential of the Company. Such decreases, if sustained, will adversely effect the Company's cash flow in future quarters.

         During the first nine months of 1998 the Company participated in the drilling of fourteen wells; five dry holes and nine producing gas wells. The Company's working interest in the fourteen wells range from 6% to 97% with the Company acting as operator on four of the wells and an outside joint owner in the other ten wells. The new wells drilled and on line in 1998 are providing the Company an additional net cash flow of $26,000 monthly.

         Expenditures for drilling during the three quarters ending September 30, 1998 was $750,000. The Company purchased additional units in four of the drilling partnerships managed by the Company. The Company spent $181,500 in acquiring the final 15% to 27% in three of the partnerships, and these partnerships will be closed out this year. Questa will continue to manage, as General Partner, five limited partnerships.

         In the fourth quarter of 1998 the Company is participating in the drilling of three new wells in West Texas with estimated drilling and completion costs of $221,000 and one well in Harper County, Oklahoma with estimated costs of $89,000.

         The Company currently anticipates that its information system and equipment will be Year 2000 compliant by the end of the second quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's financial condition. The Company cannot currently determine the impact third parties will have on the Company's Year 2000 exposure, but intends to continue to evaluate its Year 2000 compliance.

         In the fourth quarter of 1998, the Company's Board of Directors authorized the Company to purchase up to 30,000 shares of its outstanding common stock on the open market. The Company will periodically make these purchases, based upon terms determined by management. If the maximum number of shares are purchased, it will represent four (4) percent of the public float of Questa's common stock.

Results of Operations

1997 to 1998

         Oil and gas sales during the three quarters ending September 30, 1998 decreased from $2,995,000 to $2,728,000 over the comparable period last year as the result of lower oil and gas prices (oil prices have dropped 32% and gas prices dropped 14%).

         The lease operating expenses for the three quarters increased from $722,000 to $764,000 over the same period last year. This increase is the result of the increase in the number of producing wells and workovers of existing wells. Dry hole expense increased $41,000 in 1998. Decreases in depletion, depreciation, and amortization from $983,000 to $905,000 are due to the drop in oil and gas prices. Changes in the Company's general and administrative expenses was due to salary increases, expenses associated with two shareholder meetings, and the hiring of a contract exploration analyst.

         Interest income decreased due to smaller cash balances in the bank accounts. Interest expenses decreased due to the lower principal balance on the term loan. Miscellaneous income comes from the settlement of outstanding payables and other non oil and gas related items. The Company's $40,000 unusual item in 1997 was a payment from a factoring company note that was written off in a previous period.

         Net income for the first nine month period decreased from a $675,000 profit to a $424,000 profit, due to the decreases in the Company's oil and gas prices, increases in dry hole expenses and increases in lease operating expenses.

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


                 QUESTA OIL & GAS CO.


Date   November 13, 1998             /s/ Alan W. Meeks
                                    Alan W. Meeks, President
                                    Chief Operating Officer



Date   November 13, 1998             /s/ Donald A. Towner
                                    Donald A. Towner, Vice President
                                    Chief Financial Officer