Form 10-K
period 1998-12-31
QUESTA OIL & GAS CO /CO/
filed 1999-03-31
CIK 352511

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                     For Fiscal Year Ended December 31, 1998
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

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

As of March 23, 1999, the Company had 1,914,396 shares of Common Stock issued and outstanding. The aggregate market value of voting stock held by nonaffiliates of the Company as of March 23, 1999 was approximately $3,165,000.

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

           On March 31, 1986, the shareholders of the Company approved an agreement to acquire Questa Oil & Gas Co. ("Old Questa"). In connection with this acquisition, the shareholders of the Company approved a reverse split of the outstanding common stock on a 1-for-125 shares basis which reduced the number of shares outstanding at that time to 1,253,614 shares of common stock. The shareholders also approved the issuance of 11,500,000 shares of common stock in return for all of the issued and outstanding shares of Old Questa. On February 5, 1988, the shareholders of the Company approved a proposal to reverse split the outstanding shares of the Company's common stock such that each ten shares of the Company's issued and outstanding common stock automatically converted into one share of common stock.

          On February 18, 1998 the Company had two special shareholders meetings. The first approved a 1-for-10 reverse split and the second meeting approved a 20-for-1 forward split of its common stock. The net of the splits doubled the number of common shares of stock outstanding in the Company. The Company will pay shareholders with factional shares, after the first reverse split, at a $8.75 per share basis. The total number of shares retired as factional shares were 6,620 shares at the $8.75 basis. This resulted in a liability to the Company of $57,925. The number of shareholders affected by the fractional share buy out is approximately 1,300 shareholders.

           On June 22, 1990, the Company's common stock was listed on NASDAQ. The Company's common stock trades on The NASDAQ Small Cap Market under the symbol "QUES." The stock splits approved in February, 1998 kept the Company in compliance with NASDAQ's recently adopted listing requirements.

           The Company's headquarters are located in Tulsa, Oklahoma. The office lease in Tulsa is for approximately 2,350 square feet, term of the lease is three years and expires December 31, 1999. Currently the Company's staff supervises, manages and monitors 5 drilling partnerships and approximately 300 producing wells. At December 31, 1998 the Company employed six persons on a full time basis.

           The Company evaluates undeveloped oil and gas prospects and participates in drilling activities on those prospects which in the opinion of management are favorable for the production of oil or gas. Drilling activities are financed by entering into joint ventures or other arrangements under which the Company acquires oil and gas acreage, performs basic geological work on the prospect, and obtains the necessary equipment to complete a well if it is successful. There is no assurance that any such arrangements will result in the discovery of oil or gas or the generation of income to the Company. The Company also acquires interests in producing oil and gas leases for the purposes of reworking the wells to improve production and to further develop the area.

           The Company's activities during its fiscal year ended December 31, 1998, are summarized in Item 2 of this report. The Company's principal line of business is oil and gas exploration, development and production. The Company is faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

           The Company's business is not dependent on a single customer and management does not believe that it will be in the foreseeable future since oil and gas purchasers are readily available in today's markets. See Note 9 of Notes to Financial Statements.

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

Item 2 - Oil and Gas Properties

           The following sets forth information with respect to the Company's oil and gas interests. This information is as of December 31, 1998, unless otherwise indicated. The Company owns interests in wells located in Kansas, North Dakota, Colorado, Oklahoma and Texas:
                                            Gross                 Net

Total Developed leasehold acreage       59,165 acres           12,103 acres

                                        Total           Oil             Gas
Gross productive wells                  302.00         115.00         187.00
Net productive wells                    102.00          17.90          84.00

                                             1998      1997      1996    1995
Oil production (BBL)                        43,304    41,798    40,114  39,339
Gas production (MCF)                     1,267,488 1,179,299 1,078,857 955,435

Average Sales Price
   Oil (per BBL)                           $12.33    $19.05    $19.52  $16.10
   Gas (per MCF)                           $ 2.02    $ 2.69    $ 2.29  $ 1.58

Average Production Cost per
Equivalent unit of oil and gas             $ 4.34    $ 4.46    $ 4.28  $ 3.76


              The Company's reserves were calculated using tow pricing scenarios. Scenario I uses the price paid for production at December 31, 1997, $ 9.07/BBL for oil and $1.87/MCF for gas. Scenario II uses the average price for production sold for the twelve months in 1998, $12.33/BBL for oil and $2.02/MCF for gas. In the opinion of management, Scenario II uses a more realistic estimate of the Company's reserve volumes and values.

                                         Scenario I          Scenario II
Proved reserves
              OIL (BBLS)                    383,733              444,120
              GAS (MCF)                  15,089,373           15,442,796

Estimated future net revenues
   from oil and gas reserves            $13,189,000          $15,672,000
Present value of estimated
   future net revenues                  $ 7,254,000          $ 8,547,000

Wells drilled:                     Total         Oil      Gas      Dry
              1998                  18            2       10        6
              1997                  12            2        8        2
              1996                   9            3        4        2
              1995                  11            3        3        5


Type of Wells Drilled:           1998          1997          1996         1995
   Net productive development    4.14          1.91          1.71         2.42
   Net dry development           1.23           .23          1.63         1.54

Item 3 - Legal Proceedings

              The Company is not engaged in any legal proceedings and to the knowledge of management, no such legal proceedings are threatened.

Item 4 - Submission of Matters to a Vote of Security Holders

              There were no resolutions submitted to the Company's shareholders for a vote during the last quarter of 1998. There were two meetings of the shareholders held February 18, 1998, to vote upon the two separate stock splits. In both meetings the splits were approved.The Company is planning a shareholders meeting for the first of June, 1999, to be held at the Company's offices in Tulsa, Oklahoma.
                                     PART II

Item 5 -Market for Registrant's Common Stock and Related Security Holder Matters

              The Company's common stock is listed on the NASDAQ system. The Company's trading symbol is QUES. The following table sets forth the high and low bid prices for the Company's common stock for each quarter for the past two fiscal years. The bid prices represent prices between dealers, do not include retail markups, markdowns, or commissions, and may not represent actual transactions.
                          Bid Prices Adjusted to Reflect
                              Stock splits on 2/18/98
                     High       Low                 High       Low
                           1998                           1997
First Quarter       $ 6.37     $ 3.88              $ 3.63     $ 2.75
Second Quarter        7.00       4.50                5.56       3.32
Third Quarter         5.75       3.50                8.32       4.13
Fourth Quarter        4.25       3.38                8.25       4.25

              Holders of common stock are entitled to receive such dividends as may be declared legally by the Board of Directors. The Company has not paid any dividends on its common stock. The following sets forth the approximate number of record holders of the Company's equity securities as of March 23, 1999:

                                                             Number of
              Title of Class                                Record Holders

              Common Stock, $.005  par value                     560

Item 6 - Selected Financial Data

                         1998        1997       1996       1995

Total Assets          $10,482,000  $9,426,000 $8,336,000 $6,580,000

Total Liabilities       4,109,000   3,374,000  3,316,000  2,265,000

Working Capital            98,000     103,000    684,000   (177,000)

Stockholders' Equity    6,373,000   6,052,000  5,020,000  4,315,000

Operating Revenues      3,938,000   4,582,000  3,778,000  2,658,000

Net Profit                401,000   1,151,000    821,000     94,000

Profit per share
   Primary/Fully Diluted  .21/.21     .59/.59    .42/.42    .05/.05


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At December 31, 1998, the Company had current assets of $978,000 compared to current liabilities of $880,000 resulting in positive working capital of $98,000. As of December 31, 1998 the total outstanding bank loan balance was $2,425,000 compared to $1,650,000 as of December 31, 1997. In December, 1998 the Company increased its term loan with the bank, increasing the balance by $1,075,000. With the current line of credit of $1,000,000 and cash flows from operations the Company is in a very positive position for future drilling and acquisitions. Working capital will continue to fluctuate during the year as the Company wells are drilled, completed and connected to a sales outlet.

         Average oil and natural gas prices received during 1998 were considerably lower than 1997. The average oil price received by the Company during 1998 was $12.33 per barrel which was a $6.72 per barrel decrease when compared to 1997 ($19.05/BBL). Average natural gas prices decreased to $2.02 per MCF, a $.67 per MCF decrease when compared to 1997 ($2.69/MCF). Oil prices within the industry remain largely dependent upon world markets for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances. Natural gas comprises approximately 83.5 percent of the Company's revenues. A large drop in the natural gas prices will have a significant affect on the earning potential of the Company. Such decreases, if sustained, will adversely effect the Company's cash flow in future quarters.

         The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,500,000 ($2,500,000 term loan and $1,000,000 line of credit). Interest on the loans are at New York banks prime rate. At December 31, 1998 the Company's balance on the term loan was $2,425,000 and zero had been borrowed on the line of credit. The loan is secured by certain of the Company's interest in oil and gas properties. The Company also has two automobile loans with the bank. The loans are for 60 months at an interest rate of 7.5% and 7.75%, with final payment due September, 2002.

         During the year 1998 the Company participated in the drilling of eighteen wells; six dry holes, two oil wells and ten gas wells. The Company's working interest in the eighteen wells range from 6% to 97% with the Company acting as operator on seven of the wells and an outside joint owner in the other eleven wells. The new wells drilled and on line in 1998 are providing the Company an additional net cash flow of $30,000 monthly.

         Expenditures for drilling during the year 1998 was $770,000, acquisition of producing properties was $260,000 and acreage acquisition costs of $600,000. The Company purchased additional units in four of the drilling partnerships managed by the Company. The Company spent $181,500 in acquiring the final 15% to 27% in three of the partnerships, and these partnerships were closed out in 1998. Questa will continue to manage, as General Partner, five limited partnerships.

         In the fourth quarter of 1998 the Company acquired approximately 3,650 acres in Kiowa and Caddo Counties, Oklahoma to resell and/or develop. This acreage offsets several Springer Sand gas wells, 12,000 feet deep, and the wells are of the 5-15 BCF (billion cubic feet) type gas wells. In 1999 the Company anticipates selling a portion of the acreage and provide additional funds for future development and acquisitions.

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

Results of Operations 1998 Compared to 1997

         Oil and gas sales during the year 1998 decreased from $3,920,000 to $3,192,000 as the result of lower oil and gas prices (oil prices have dropped 35% and gas prices dropped 21%).

         Lease operating expenses for the year decreased from $1,160,000 to $1,112,000. This decrease is the result of lower severance taxes due to lower sale prices. Dry hole expense increased $197,000 in 1998, from $65,000 to $262,000. Increases in depletion, depreciation, and amortization from $821,000 to $1,189,000 are due to reductions in the Company's reserves, as a direct result of lower oil and gas prices. Changes in the Company's general and administrative expenses was due to salary increases, expenses associated with two shareholder meetings, and the hiring of a contract exploration analyst.

         Interest income decreased due to smaller cash balances in the bank accounts. Interest expenses decreased due to the lower principal balance on the term loan, prior to the new negotiated term loan dated December 15, 1998. Miscellaneous income came from the settlement of outstanding payables and other non oil and gas related items. The Company's $40,000 unusual item in 1997 was a payment from a factoring company note that was written off in a previous period.

         Questa had a fourth quarter net loss of $23,000. Fourth quarter revenues were $893,000, operating expenses were $986,000 and income tax provision was adjusted to ($70,000). Oil and gas prices in the fourth quarter were down ten percent (10%) from the first three quarters of 1998.


Results of Operations 1997 Compared to 1996

              Oil and gas sales for 1997 increased from $3,276,000 in 1996 to $4,004,000, this increase was due to steady gas prices and increases in production volumes. The Company's average gas price increased by 17% in 1997 and gas volumes increased by 10%. Questa' income from drilling partnerships increased in 1997 by 228%(from $49,000 in 1996 to $163,000 in 1997).

              Production costs increased from $1,003,000 to $1,161,000, this increase was the result of acquisitions made in late 1996 and 1997. Production tax expense increased due to the increase in product sales volume and prices. General and administrative expenses increased due to increases in bonuses, salaries, office rent, and related employee expenses. Interest expense increased slightly due to higher borrowing base.

              Net income for 1997 increased due to the increases in sales volumes and gas prices, increase in drilling partnership income, and a decrease in dry hole expenses. Questa also had a positive unusual item in 1997 of $40,000.

Results of Operations 1996 Compared to 1995

              Oil and gas sales for 1996 increased from $2,130,000 in 1995 to $3,229,000, this increase was due to price increases and steady production volumes. The Company's average oil price in 1996 increased by 21% over 1995 prices ($19.52 per barrel in 1996 compared to $16.10 per barrel in 1995). Questa's average gas price increased by 44% in 1996 ( $2.29 per MCF in 1996 compared to $1.58 per MCF in 1995).

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

                                                          Year first elected as
                                                             Officer and/or
        Name        Age          Position                       Director

Warren L. Meeks     72     Chief Executive Officer,Director         1986
Alan W. Meeks       45     President,Director                       1986
Lowell C. Sund      78     Secretary,Director                       1986
Bruce L. Sturdevant 76     Director                                 1986
Donald A. Towner    45     Controller/Treasurer                     1989
S. Alex Sund        29     Director                                 1998

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

         Donald A. Towner has been with Questa Oil & Gas Co. since September, 1989. Mr. Towner was the Accounting Manager for Utica National Bank and Trust Co. in Tulsa, Oklahoma from 1987 to 1989. Prior to that he was Revenue Accounting Manager for Cotton Petroleum Corporation in Tulsa, Oklahoma. Mr. Towner received his Bachelor of Science degree in Accounting from California State University, Fresno.

          S.Alex Sund was appointed as Director of Questa Oil & Gas Co. on
March 11,1998. Mr.Sund graduated from the University of Denver, 1992 with a B.A. in Communication and 1993 with a M.B.A. in Marketing. Currently he serves as Vice President and General Manager of Colorado Health, Inc. Colorado Health operates General Nutrition Center franchise stores in Boulder, Colorado and Scottsdale, Arizona. S. Alex Sund is the grandson of Lowell C. Sund.


Item 11 - Executive Compensation

              The following table sets forth information relating to cash compensation paid by the Company to the Chief Executive Officer and any Highly Compensated Executive Officers.

[A]Name  and  Principal  Position,[B]Fiscal  Year,[C]Salary,   [D]Bonus,[E]Other
Annual   Compensation,[F]Restricted  Stock  Awards,  [G]Options  Granted,[H]LTIP
Payout,[I]All Other Compensation


   [A]            [B]      [C]    [D]    [E]  [F]   [G]  [H]     [I]

                           [1]    [2]    [3]  [4]   [5]  [6]     [7]
Warren Meeks     1998  110,400 22,000  2,390  N/A   N/A  N/A  11,921
CFO              1997  104,820 20,000  4,709  N/A   N/A  N/A  12,496
Director         1996   99,240   -0-   1,781  N/A   N/A  N/A  11,800


Alan Meeks       1998  105,600 22,000  1,269  N/A   N/A  N/A  11,843
President        1997  100,200 20,000  2,335  N/A   N/A  N/A  11,981
Director         1996   94,800    -0-  1,279  N/A   N/A  N/A  11,306

[1] The dollar value of base salary (cash and non-cash) received. [2] The dollar value of bonus (cash and non-cash) received. [3] Any other annual compensation not property categorized as salary or bonus: auto usage and auto allowance [4] During the period covered by the Table, the shares of stock issued as compensation for services. As of December 31, 1998,(adjusted for stock splits) Warren Meeks owned 590,814 shares of Company's common stock, which has a value of approximately $2,216,000(closing price of $3.75). As of December 31, 1998, (adjusted for stock splits) Alan Meeks owned 468,450 shares of Company's common stock, which has a value of approximately $1,757,000(closing price of $3.75). [5] The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table.[6] "LTIP" is an abbreviation for "Long-Term Incentive Plan." An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer then one fiscal year.[7] All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. In the case of Warren Meeks, the amount represents Company contributions to a 401(k) pension plan ($9,400-1996,$10,096-1997,$9,521
-1998)and directors fees ($2,400-1996,$2,400-1997,$2,400-1998).In the case of
Alan Meeks, the amount represents Company contributions to a 401(k) pension plan ($8,906-1996,$9,581-1997,$9,443-1998)and directors fees ($2,400-1996,$2,400-1997
$2,400-1998).

Stock Options

              The Company does not have any stock option or stock bonus plans. The Company has not granted any stock options, stock appreciation rights or any similar security to any current officer of the Company. During the years ended December 31, 1996,1997 and 1998, no current or former officer or director has exercised any stock options.

Long Term Incentive Plans - Awards in Last Fiscal Year

  None.

Employee Pension, Profit Sharing or Other Retirement Plans

               Effective August 1, 1992, by action of the Board of Directors, the Company adopted a defined contribution profit sharing plan with a 401(k) provision. The plan calls for discretionary contribution to be made by the employer. The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. Elective deferrals are being matched with Company contributions of up to 6 percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $31,000 for 1996,1997 and 1998.Other than the 401(k) Plan described above, the Company does not have a defined benefit, pension plan, profit sharing or retirement plan.

Compensation of Directors

              Standard Arrangements. The Company pays each director $300 for each meeting of the Board of Directors which the director personally attends and a quarterly retainer fee of $300. The Company has no standard agreement pursuant to which directors of the Company are otherwise compensated for any service provided as a director or for committee participation or special assignment.
              Other Arrangements. During the year ended December 31, 1998, and except as disclosed above, no director of the Company received any form of compensation from the Company.

Compensation Committee Interlocks and Insider Participation

              During the year ending December 31, 1998, the following officers participated in deliberations of the Company's Board of Directors concerning executive compensation:

         Warren L. Meeks     Chief Executive Officer/Chairman of the Board
         Alan W. Meeks       President/Director
         Lowell L. Sund      Secretary/Director
         Bruce Sturdevant    Director

              During the year ended December 31, 1997, no director of the Company was also an executive officer of another entity.

Audit Committee

          During the year ending December 31, 1998, the following directors participated on the Audit Committee:

          Warren L. Meeks     Chief Executive Officer/Chairman of the Board
          S. Alex Sund        Director
          Bruce Sturdevant    Director

          The purpose of the Audit Committee is to review and approve the selection of the Company's auditors, review the Company's Financial statements with the Company's independent auditors, and review and discuss the independent auditor's management letter relating to the Company's internal Controls.

Employment Agreements

              The Company does not have an employment agreement with any of its executive officers.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth the shareholdings of the Company's officers and directors of the Company's $0.005 par value common stock, its only class of outstanding equity securities as of March 23, 1999. Unless otherwise specified, the shares owned reflect both record and beneficial ownership.

Name and Address of Beneficial   Number of                         Percent of
      Owner                      Shares                            Class

Warren L. Meeks                   590,814                          30.9%
8629 So. Darlington
Tulsa, OK  74137 (1)

Alan W. Meeks                     468,450                          24.5%
11020 S. Richmond
Tulsa, OK  74137 (2)

Lowell C. Sund                     37,000                            1.9%
3087 Owens Court
Lakewood, CO  80215

Bruce L. Sturdevant                20,400                            1.0%
505 Wrangler Road
Castle Rock, CO 80104

Donald A. Towner                    5,866                            0.3%
1517 E. 34th Street
Tulsa, OK  74105

S. Alex Sund
386 Boyd Street
Golden, CO 80403                      600                           0.03%

All Officers and Directors
 as a group                     1,123,130                           58.63%

(1)Includes 272,500 shares owned of record by Faith J. Meeks, the wife of Warren
L. Meeks, and 26,114 shares owned by American Petro Management, Inc. for which Warren L. Meeks is deemed to be the beneficial owner.
(2) Includes 20,450 shares owned by minor children of Alan W. Meeks.

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

(b) Reports on Form 8-K - No Reports on Form 8-K have been filed by the Company for the last quarter of its fiscal year ending December 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   QUESTA OIL AND GAS CO.



                                                   By /s/ Warren L. Meeks
                                                   Warren L. Meeks
                                                   Chief Executive Officer



                                                   By  /s/ Donald A. Towner
                                                   Donald A. Towner
                                                   Chief Financial Officer


Dated:  March 31,1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 31, 1999:




                                                  By  /s/ Warren L. Meeks
                                                  Warren L. Meeks, Director


                                                  By  /s/ Lowell C. Sund
                                                  Lowell C. Sund, Director


                                                  By  /s/ Alan W. Meeks
                                                  Alan W. Meeks, Director


                                                  By  /s/ Bruce L. Sturdevant
                                                  Bruce L. Sturdevant, Director


                                                  By  /s/ S. Alex Sund
                                                  S. Alex Sund, Director

                             QUESTA OIL AND GAS CO.

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES


FINANCIAL STATEMENTS (SUBMITTED IN RESPONSE TO PART II, ITEM 8), AND SCHEDULES (SUBMITTED IN RESPONSE TO PART IV, ITEM 14):

Independent Auditors' Report                                F-2

Balance Sheets - December 31, 1998 and 1997                 F-3

Statement of Operations -
 For the Years Ended December 31, 1998,1997 and 1996        F-4

Statement of Changes in Stockholders' Equity -
 For the period from January 1, 1996 through
 December 31, 1998                                          F-6

Statement of Cash Flows -
 For the Years Ended December 31, 1998,1997 and 1996        F-7

Notes to Financial Statements                               F-8


The Following Financial Statement Schedules are Filed with this Report:

Independent Auditors' Report on
 Financial Statement Schedules                              F-20

Schedule V - Property and Equipment for the Years
 Ended December 31, 1998,1997 and 1996                      F-21

Schedule VI - Accumulated  Depreciation,  Depletion
 and Amortization of Property and Equipment for the
 Years Ended December 31, 1998,1997 and 1996                F-22


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






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Questa Oil & Gas Co. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Questa Oil & Gas Co.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Financial statements referred to above present fairly, in all material respects, the financial position of Questa Oil & Gas Co. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                    /s/ Magee Rausch & Shelton LLP


March 22, 1999

                             QUESTA OIL AND GAS CO.

                                 BALANCE SHEETS

                                               DECEMBER 31,
                                            1998           1997

ASSETS
CURRENT ASSETS:
Cash and cash equivalent                $   241,511    $   490,388
Accounts receivable:
Joint interest owners                       449,235        167,922
Oil and gas revenues                        249,792        302,097
Other                                        27,513         17,285
Equipment inventory                           9,499         16,793
Other current assets                            301          3,495
                                        -------------  ------------
Total current assets                        977,851        997,980

PROPERTY AND EQUIPMENT, at cost:
Furniture, fixtures and automobiles         149,260        149,260
Oil and gas properties, using the
successful efforts method:
Proved properties                        14,809,082     13,045,317
Undeveloped properties                      701,742        190,326
                                       -------------  ------------
                                         15,660,084    13,384,903
Less accumulated depreciation,
depletion and amortization                6,156,221      4,956,893
                                       -------------  ------------
                                          9,503,863      8,428,010

                                       $ 10,481,714   $  9,425,990
                                       =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt      $    307,979   $    308,504
Accounts payable trade and
accrued expenses                            244,992        334,093
Advances from drilling partners                   0         13,513
Undistributed revenue                       326,383        218,066
Payable to affiliates                             0         20,854
                                       -------------  ------------
Total current liabilities                   879,354        895,030
                                       -------------  ------------
OTHER LONG-TERM LIABILITIES                  66,644         84,137
LONG-TERM DEBT, Less current portion      2,147,585      1,379,963
DEFERRED INCOME TAXES                     1,015,000      1,015,000
STOCKHOLDERS EQUITY:
Common stock, $.005 par value; authorized
50,000,000 shares; 2,704,024 and 2,716,656
issued and outstanding in 1998 and 1997      13,517         13,583
Capital in excess of par value            1,040,157      1,098,050
Retained earnings                         6,293,881      5,892,548
                                       -------------  ------------
                                          7,347,555      7,004,181

Less treasury stock, at cost, 397,184 shares
in 1998 and 391,836 shares in 1997         (974,424)      (952,321)
                                       -------------  -------------
Total Stockholders' equity                6,373,131      6,051,860
                                       -------------  ------------
                                       $ 10,481,714   $  9,425,990
                                       =============  =============

                 See accompanying notes to financial statements

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS

                                    FOR THE YEARS ENDED DECEMBER 31,
                                 1998              1997              1996

REVENUES:
Oil and gas sales             $  3,272,429      $  4,004,137      $  3,275,782

Gas contract settlement                  0            15,596                 0
Administrative charges             323,223           280,267           282,064
Management fees                     47,400            57,600            57,600
Gain (loss) on sale of assets            0             8,143            97,146
Interest and dividend income        18,975            53,634            15,944
Other                              275,523           162,612            49,501
                              -------------     -------------      ------------
                                 3,937,550         4,581,989         3,778,037
COSTS AND EXPENSES:
Production costs                 1,112,026         1,160,609         1,002,622
Dry hole and exploration           262,038            65,096           399,618
Depreciation,depletion
 and amortization                1,189,551           821,993           560,595
General and administrative         762,199           705,133           599,769
Interest                           135,403           157,817           139,070
                              -------------     -------------      ------------
                                 3,461,217         2,910,648         2,701,674

INCOME BEFORE INCOME TAXES AND
UNUSUAL ITEM                       476,333         1,671,341         1,076,363

UNUSUAL ITEM                             0            40,000                 0

INCOME BEFORE INCOME TAXES         476,333         1,711,341         1,076,363
                              -------------     -------------      ------------

PROVISION FOR INCOME TAXES:
Current                             75,000            95,000            45,000
Deferred expense (benefit)               0           465,000           210,000
                              -------------     -------------     -------------
                                    75,000           560,000           255,000

NET INCOME                    $    401,333      $  1,151,341      $    821,363
                              =============     =============     =============

              See accompanying notes to financial statements.


                             QUESTA OIL AND GAS CO.

                             STATEMENT OF OPERATIONS  (Continued)

                                   FOR THE YEARS ENDED DECEMBER 31,
                                 1998              1997              1996
      1995


EARNINGS PER COMMON SHARE:

Primary:

Net income per common share
and common share equivalent   $     .21         $    .59         $    .42

Fully Diluted:

Net income per common share
and common share equivalent   $     .21         $    .59         $    .42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
AND COMMON SHARE EQUIVALENTS OUTSTANDING:

Primary                       1,921,717          1,955,480          1,977,118

Fully diluted                 1,921,717          1,955,480          1,977,118


                    See accompanying notes to financial statements.
                                       F-5

                             QUESTA OIL AND GAS CO.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997


                  Common Stock                               Treasury Stock
                                     Capital in
                            Par      Excess of  Retained
                  Shares    Value    Par Value  Earnings     Shares  Cost

BALANCES,
JANUARY 1,1996    1,358,328 $ 13,583 $1,098,050 $ 3,919,844  357,922 $ 716,623

Purchase of
treasury stock            0        0          0           0   21,310   116,508

Net Income                0        0          0     821,363        0         0

BALANCE,
DECEMBER 31, 1996 1,358,328 $ 13,583 $1,098,050 $ 4,741,207  379,232 $ 833,131

Purchase of
treasury stock            0        0          0           0   12,604   119,190

Net Income                0        0          0   1,151,341        0         0

BALANCE,
DECEMBER 31, 1997 1,358,328 $ 13,583 $1,098,050 $ 5,892,548  391,836 $ 952,321

Purchase of
treasury stock            0        0          0           0    5,348    22,103

Stock Split       1,358,328

Retirement of
Common stock        (12,632)     (66)   (57,893)

Net Income                                          401,333

BALANCE,
DECEMBER 31,1998 2,704,024  $ 13,517 $1,040,157 $ 6,293,881  397,184 $ 974,424




            See accompanying notes to financial statements.

                             QUESTA OIL AND GAS CO.

                             STATEMENT OF CASH FLOWS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                    1998              1997             1996
        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income                    $    401,333     $  1,151,341      $    821,363

Plus adjustments to reconcile
net income to net cash flows from
operating activities:
Loss (gain) on sale of assets            0           (8,143)          (97,146)

Depreciation, depletion
and amortization                 1,189,551          821,993           560,595

Provision for deferred income
taxes,net                                0          465,000           210,000

Changes in operating assets and
liabilities:
Receivables                       (239,236)          73,174          (187,713)

Equipment inventory                  7,294           (1,999)            7,905

Other current assets                 3,194            3,838             1,424

Accounts payable trade and
accrued expenses                   (89,101)         (74,737)          159,169

Advances from drilling partners    (13,513)         (20,319)           33,832

Undistributed revenue              108,317          (14,364)           93,359

Advances from affiliates           (20,854)          (8,628)           10,385

Unusual item                             0          (40,000)                0
Other long-term liabilities        (17,493)               0                 0
                              -------------     -------------      ------------
Net cash provided
by operating activities          1,329,492        2,347,156         1,613,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and development of
property and equipment:
Oil and gas properties          (2,265,404)      (2,585,570)       (1,931,678)
Furniture, fixtures
and automobiles                          0          (16,488)           (6,739)
Proceeds from sales of assets            0           23,605           532,017
(Increase) decrease in notes
receivable                               0          100,000           100,000
                              -------------     -------------     -------------
Net cash used in investing
activities                      (2,265,404)      (2,478,453)       (1,306,400)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note
payable - bank                     775,000          (300,000)         (200,000)
Proceeds from borrowing                  0            48,990         1,950,000
Payment of debt                     (7,903)          (35,908)       (1,056,003)
Purchase of treasury stock         (22,103)         (119,190)         (116,508)
Issuance of common stock           (57,959)                0                 0
                              -------------     -------------      ------------
Net cash provided by (used in)
financing activities               687,035          (406,108)          577,489

NET INCREASE (DECREASE) IN CASH   (248,877)         (537,405)          884,261

CASH AND CASH EQUIVALENTS,
beginning of year                  490,388         1,027,793           143,532
                              -------------     -------------      ------------
CASH AND CASH EQUIVALENTS,
end of year                   $    241,511      $    490,388      $  1,027,793
SUPPLEMENTAL INFORMATION      =============     =============     =============
Cash paid during the year
for interest                  $    135,403      $    157,817      $    139,070
Cash paid during year for     =============     =============     =============
income taxes                  $    110,000      $     45,000      $          0
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

Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas activities. Cost of drilling oil and gas properties are deferred until drilling and completion results are evaluated. At such time, cost of wells with economically recoverable oil and gas reserves and development dry holes are capitalized as developed oil and gas properties, and cost of unsuccessful or uneconomical wells (other than development dry holes) are expensed. Exploration costs, including geological and geophysical and cost of carrying and retaining unproved properties, are charged to operations as incurred.

Depreciation, depletion and amortization of the Company's capitalized costs of developed oil and gas properties are computed using the unit-of-production method based upon recoverable reserves as determined by Lee Keeling and Associates (independent petroleum engineers). Costs are not capitalized in an amount which exceeds estimated future undiscounted net revenues of the Company's proved reserves.

Questa is currently the managing general partner of a total of five oil and gas limited partnerships. These partnership interests, which represent interests in producing properties, have been included in developed oil and gas properties. The Company's share of partnership revenue and expenses is in the statement of operations. As general partner, Questa makes and receives advances to the partnerships, which are recorded as receivables from affiliates and advances from affiliates in the accompanying balance sheets.

Furniture and Fixtures - Furniture and fixtures are depreciated using accelerated methods over their useful lives of five years. Maintenance and repair costs are expensed when incurred, while major improvements are capitalized. Gains or losses on retirement or replacement of furniture and fixtures are included in operations.

Income Taxes - The Company computes income tax expenses using Statement of Financial Accounting Standards (SFAS) No. 109,"Accounting for Income Taxes". SFAS No.109, requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and unused minimum tax and tight sand gas credits and deferred tax liabilities from the recognition of depreciation, depletion and amortization in different periods for financial reporting and tax purposes.

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

2. NOTE PAYABLE:

The Company has a line of credit with a local bank. This line of credit allows maximum borrowing of $1,000,000, with a maturity date of June 30, 1999, bears interest at prime (7.75 percent at December 31, 1998), and is secured by certain of the Company's oil and gas interest. At December 31, 1998 the Company has not borrowed on the line of credit.

3. LONG-TERM DEBT:

Long-term debt consists of the following:
                                                         1998           1997
Note payable to a local bank bearing interest at prime
(7.75 percent at December 31, 1998),payable in quarterly
installments of $75,000, with all remaining  principal
and accrued interest due at maturity on June 30, 2001,
secured by certain of the Company's oil and gas
interests.                                           $  2,425,000  $ 1,650,000

Note payable to a local bank bearing interest at 7.5%
per annum payable in 60 monthly installments  of $304
including interest, secured by automotive equipment.
                                                      $    11,868  $    14,522

Note payable to a local bank bearing interest at 7.75%
per annum payable in 60 monthly installments  of $539
including interest, secured by automotive equipment.
                                                      $    18,696  $    23,945

                                                      $ 2,455,564  $ 1,688,467
      Less current maturities                             307,979      308,504
                                                      ------------ -------------
                                                      $ 2,147,585  $ 1,379,963
                                                      ============ =============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM DEBT: (continued)

The annual principal repayment requirements are as follows:

       1999    307,979
       2000    308,612
       2001  1,838,973
       2002          0
       2003          0

4. STOCKHOLDERS' EQUITY:

On March 31, 1986, the stockholders of Questa and the stockholders of Trinity Oil and Gas, Inc.(Trinity) approved an agreement whereby Questa acquired all of the outstanding common stock of Trinity in exchange for 125,361 shares of Questa's common stock (as adjusted for the stock split in 1988).The transaction was accounted for as a purchase of Trinity by Questa. The fair value of the net assets of Trinity on the purchase date was determined to be $222,532 by Questa's Board of Directors. The common stock of Questa issued to Trinity stockholders was valued at this amount. The agreement also provided that former stockholders of Trinity would receive an additional 12,000 shares of Questa's common stock (as adjusted for the stock split in 1988) when and if net production from certain Trinity properties reaches a specific level. This level was not reached as of December 31, 1998.

During 1998, the Company consummated a one for ten reverse stock split and a twenty for one stock split. All shares and per share information has been restated to retroactively show the effect of this stock split. Weighted average shares outstanding used in the calculation of earnings per share were 1,921,717, 1,955,480 and 1,977,118 for the periods December 31, 1998, 1997 and 1996, respectively.

5. NET EARNINGS PER SHARE:

Primary net earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents during the period.

For fully diluted net earnings per share the weighted average number of shares includes common stocks and common stock equivalents .

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS




6. EMPLOYEE RETIREMENT PLAN:

During 1992, by action of the Board of Directors, the Company adopted a defined contribution profit sharing plan with a 401(K) provision effective August 1, 1992. The plan calls for discretionary contribution to be made by the employer. The plan also allows elective deferrals by plan participants of up to 10 percent of their annual salary. These elective deferrals are being matched with company contributions of up to six percent of each participant's compensation. Contributions to this plan and plan expenses totaled approximately $30,000, $31,000 and $31,000 for 1998, 1997 and 1996.

7. ADMINISTRATIVE CHARGES AND MANAGEMENT FEES:

Administrative charges represent amounts charged to joint interest owners for services performed in administering joint operations. Amounts charged to related partnerships for the years ended December 31, 1998, 1997,and 1996 were $43,200, $45,100 and $40,300 respectively. Management fees are amounts charged to limited partnerships for services performed by the Company as managing general partner.

8. INCOME TAXES:

The net deferred tax liability in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

                                      1998        1997        1996
Deferred tax assets              $   50,000  $   50,000  $  404,600
Valuation allowance                       0           0           0

Net deferred tax asset               50,000      50,000     404,600

Deferred tax liability            1,065,000   1,065,000     954,600

Net deferred tax liability       $1,015,000  $1,015,000  $  550,000

The deferred tax liability results primarily from deducting intangible drilling costs for tax purposes. The deferred tax asset results from net operating loss carry forwards and alterative minimum tax credit carry forwards. The components of income tax expense (benefit) related to continuing operations are as follows:

                                       1998        1997        1996
Federal
Current                            $  75,000   $  95,000   $  45,000
Deferred (benefit)                         0     465,000     210,000

                                   $  75,000   $ 560,000   $ 255,000
                                   ==========  ==========  ==========

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


8. INCOME TAXES: (Continued)

Questa's income tax expense differed from the statutory federal rate of 34% as follows:

                                       1998        1997        1996

Statutory rate applied to earnings
before income taxes                 $ 161,000   $ 582,000   $ 366,000

Increase (decrease) in income taxes
 resulting from:
Note receivable write-off                   0      14,000           0
Deduction of intangible
drilling costs                              0    (177,000)   (100,000)
Use of tight sands tax credit         (40,000)    (20,000)    (11,000)
Other                                 (46,000)     161,000           0

Income tax expense (benefit)        $  75,000   $ 560,000   $ 255,000
                                    ==========  ==========  ==========


9. MAJOR CUSTOMERS:

Oil and gas purchasers, individually, accounted for more than 10% of the total revenues in each of the three years as follows:

                    Purchaser           1998      1997      1996

                        A                  *       15%       17%
                        B                  *       12%       10%
                        C                34%       36%       37%
                        D                11%        *         *

     * Denotes revenues from purchaser less than 10%

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCY:

The Company is obligated under operating leases for rental of its office facilities during future years ending December 31 as follows:

                    1999            27,048

Rent expense for the years ended December 31, 1998, 1997, 1996, was $26,975, $25,483 and $15,228 respectively.

11. FINANCIAL INSTRUMENTS:

The Company's financial instruments subject to credit risk include accounts receivable and cash on deposit at various banks.

12. NOTES RECEIVABLE:

In January of 1994, Questa made loans totaling $450,000 to an accounts receivable factoring company. The accounts receivable factoring company is not a related party. The loans are generally unsecured.

In July of 1996 the Company restructured these loans. The note bears interest at 9% per annum, called for principal payments of $130,000 in 1996 and monthly payments in 1997 of $20,000 per month with a balloon payment of $30,000 due in December, 1997. This loan continues to be unsecured. The Company collected $40,000 relating to this note in 1997.

Based on the financial status of the factoring company and other factors, Questa has decided not to record accrued interest on the note and to reserve the $150,000 outstanding balance as of December 31, 1998. The balance is reported as follows:

                                    1998               1997        1996

Notes receivable               $  150,000         $  150,000    $  290,000
Less reserve                      150,000            150,000       190,000
                               $        0         $        0    $  100,000

Short term                     $        0         $        0    $  100,000
Long term                      $        0         $        0    $        0

The recording of the reserve for this note and partial subsequent collection has been recorded as an unusual item due to the receivable not occurring from Questa's normal course of business.

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS

13. GAS CONTRACT SETTLEMENT:

During 1997, the Company recognized income of $15,596 relating to a gas contract settlement received in a prior year.

14. RELATED PARTY TRANSACTIONS:

During 1997 Questa purchased certain oil and gas properties from the President/ Director of the Company. The purchase price was $10,000.

15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):

Capitalized Costs - Capitalized costs relating to the Company's oil and gas producing activities as of December 31, 1998, 1997 and 1996 are as follows:


                                        1998           1997           1996

Oil and gas properties             $ 12,498,298   $ 10,510,388   $  8,149,586
Well and related equipment            3,012,526      2,725,255      2,500,487

                                   $ 15,510,824   $ 13,235,643   $ 10,650,073
Accumulated depreciation,
depletion and amortization           (6,063,133)    (4,877,483)    (4,059,019)

                                   $  9,447,691   $  8,358,160   $  6,591,054
                                   =============  =============  =============

Cost incurred in Oil and Gas Property Acquisition, Exploration and Development Activities - Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures, are summarized as follows for the years ended December 31, 1998, 1997 and 1996:

                                        1998           1997           1996
Property acquisition cost:
Proved                             $    197,000   $  2,063,266   $    768,785
Unproved                                558,478         71,993        108,816
Exploration and development costs     1,558,127        578,279      1,054,077

                                   $  2,313,605   $  2,713,538   $  1,931,678
                                   =============  =============  =============

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

Following is a summary of the changes in estimated proved developed reserves of the Company, all of which are located in the continental United States, for the years ended December 31, 1998, 1997 and 1996.For these years, the Company's proved undeveloped reserves were immaterial in relation to total reserves and are not presented below.


                                                   OIL (BBLS)
                                        1998           1997           1996
Proved developed reserves:
Beginning year                        465,222        460,451        464,017
Revisions of previous estimates       (62,493)        (5,803)        14,584
Purchases of minerals in place          3,663         24,956         23,227
Extension and discoveries              20,645         27,416          2,034
Sales of mineral in place                   0              0         (3,297)
Production                            (43,304)       (41,798)       (40,114)

End of year                           383,733        465,222        460,451
                                     =========      =========      =========

                                                      GAS (MCF)
                                        1998           1997           1996
Proved developed reserves:
Beginning year                     14,350,862     15,910,802     13,481,897
Revisions of previous estimates      (276,818)    (1,881,311)     1,101,029
Purchases of minerals in place        329,160      1,102,672      2,148,249
Extension and discoveries           1,953,657        397,998        406,799
Sales of mineral in place                   0              0       (148,314)
Production                         (1,267,488)    (1,179,299)    (1,078,858)

End of year                        15,089,373     14,350,862     15,910,802
                                  ============   ============   ============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Developed Oil and Gas Reserves - Statement of Financial Accounting Standards No.69 prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed in the following paragraphs.

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

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standard Board and, as such, do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves or their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

Presented below is the standardized measure of discounted future net cash flows relating to proved developed reserves as of:

                                                    DECEMBER 31,
                                       1998           1997           1996

Future cash inflows               $  29,857,000  $  40,426,000  $  70,821,000
Future production and
development costs                   (12,271,000)   (13,761,000)   (17,970,000)

Future income tax expense            (4,397,000)    (6,666,000)   (13,213,000)

Future net cash flows                13,189,000     19,999,000     39,638,000

10% annual discount for estimated
timing of cash flows                 (5,935,000)    (9,000,000)   (18,888,000)

Standardized measure of discounted
future net cash flows             $   7,254,000  $  10,999,000  $  20,750,000
                                  ============== ============== ==============

                             QUESTA OIL AND GAS CO.

                          NOTES TO FINANCIAL STATEMENTS



15. SUPPLEMENTARY OIL AND GAS INFORMATION (Unaudited):(Continued)

The following are the principal sources of changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996:

                                       1998           1997           1996

Standardized measure -
beginning of year                  $ 10,999,000  $  20,750,000   $  8,120,000

Sale and transfers of oil and gas
produced, net of production costs    (2,160,000)    (2,844,000)    (2,275,000)

Extensions, discoveries and
improved recovery,less related costs  3,840,000      1,426,000      1,676,000

Net change due to quantity revisions (1,085,000)    (4,705,000)     4,755,000

Net change in prices and
production costs                    (10,388,000)   (23,875,000)    26,794,000

Purchases of minerals in place          649,000      3,173,000      9,152,000

Net change in income taxes            2,269,000      6,547,000     (8,180,000)

Net change in future
development costs                       108,000        (65,000)        82,000

Accretion of discount                 3,022,000     10,592,000    (19,374,000)

Net increase ( decrease)             (3,745,000)    (9,751,000)    12,630,000

Standardized measure - end of year $  7,254,000   $ 10,999,000   $ 20,750,000
                                   =============  =============  =============

                            SUPPLEMENTARY INFORMATION

Magee Rausch & Shelton, L.L.P.
Certified Public Accountants
1856 East 15th Street
Tulsa, OK  74159






To the Board of Directors and Stockholders
Questa Oil & Gas Co.
Tulsa, Oklahoma


                          INDEPENDENT AUDITORS' REPORT
                          ON SUPPLEMENTARY INFORMATION

Our audit was made for the purpose of forming an opinion on the basic financial statements take as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information for the years ended December 31, 1998, 1997 and 1996 has been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, such information for the years ended December 31, 1998, 1997 and 1996 are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                    /s/ Magee Rausch & Shelton LLP



March 22, 1999

                             QUESTA OIL AND GAS CO.

                       SCHEDULE V - PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                        Other
                      Balance                           Changes    Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1998:

Furniture, fixtures
and automobiles      $   149,260          0          0          0   $   149,260

Oil and gas properties:
Producing properties  13,045,317  1,889,941   (126,176)         0*   14,809,082
Unproved properties      190,326    511,416          0          0*      701,742

                     $13,384,903 $2,401,357  $(126,176)  $      0  $ 15,660,084


Year Ended December 31, 1997:

Furniture, fixtures
and automobiles      $   132,772 $   67,838 $  (51,350)  $      0  $   149,260

Oil and gas properties:
Producing Properties  10,501,701  2,529,671          0     13,945 *  13,045,317
Unproved properties      148,372     55,899          0    (13,945)*     190,326

                     $10,782,845 $2,653,408 $  (51,350) $        0 $ 13,384,903
                     =========== ========== =========== ========== ============

Year Ended December 31, 1996:

Furniture, fixtures
and automobiles      $   126,033 $    6,739 $        0  $       0  $   132,772
Oil and gas properties:
Producing Properties   9,161,409   1,822,862   (510,216)   27,646 * 10,501,701
Unproved properties       71,447     108,816     (4,245)  (27,646)*    148,372

                     $ 9,358,889 $ 1,938,417 $ (514,461) $      0  $10,782,845
                     =========== =========== =========== ========= ===========

* Reclassification from unproved to producing properties.

                             QUESTA OIL AND GAS CO.

              SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        Other
                      Balance at                        Changes     Balance at
                      Beginning  Additions              Add         End of
Classification        of Period  At Cost    Retirement  (Deduct)    Period

Year Ended December 31, 1998:

Furniture, fixtures
and automobiles       $   79,410 $   13,678 $        0  $        0 $    93,088

Oil and gas properties:
Producing Properties   4,877,483  1,185,650          0           0   6,063,133

                      $4,956,893 $1,199,328 $        0  $        0 $ 6,156,221
                      ========== ========== =========== ========== ===========


Year Ended December 31, 1997:

Furniture, fixtures
and automobiles       $   98,707 $    3,528 $  (22,825) $        0 $    79,410

Oil and gas properties:
Producing Properties   4,059,019    818,464          0           0   4,877,483

                      $4,157,726 $  821,992 $  (22,825) $        0 $ 4,956,893
                      ========== ========== =========== ========== ===========


Year Ended December 31, 1996:

Furniture, fixtures
and automobiles       $   86,308 $   12,399 $        0  $        0 $    98,707

Oil and gas properties:
Producing Properties   3,590,413    548,196    (79,590)          0   4,059,019

                      $3,676,721 $  560,595 $  (79,590) $        0 $ 4,157,726
                      ========== ========== =========== ========== ===========

                                      F-21