Form 10-Q
period 1999-03-31
QUESTA OIL & GAS CO /CO/
filed 1999-05-17
CIK 352511

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q
(MARK ONE)
[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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


As of May 1, 1999, the Company had 1,914,396 shares of Common. Stock issued and outstanding.

                           QUESTA OIL & GAS CO.

                                Contents


                                                           Page

Part I - Financial Information

         Consolidated balance sheets at March 31, 1999
         and December 31, 1998  . . . . . . . . . . . . . .  3

         Consolidated statements of operations for the nine
         months ended March 31, 1999 and 1998 . . . . . . .  4

         Consolidated statements of cash flow for the nine months ended March 31, 1999 and 1998 . . . 5

         Consolidated notes to financial statements . . . .  6

         Management's discussion and analysis of
         financial condition and results of operations. . .  6

Part II - Other Information . . . . . . . . . . . . . . . .  7

         Signature page . . . . . . . . . . .. . . . . . . . 8

Part I Financial Information

                                                   QUESTA OIL & GAS CO.
                                                Consolidated Balance Sheets
                                           March 31, 1999 and December 31, 1998
                                                 March 31,
                                                    1999         DECEMBER 31,
                                                   (UNAUDITED)         1998
ASSETS
Current Assets:
  Cash and cash equivalents                    $   519,056     $   241,511
  Accounts receivable - Trade                      224,973         449,235
                      - Other                       63,537          27,513
                      - Oil & Gas Sales            270,000         249,792
  Notes Receivable                                       0               0
  Inventory                                          9,374           9,499
  Prepaid expenses and other assets                    301             301
                     Total Current Assets        1,087,241         977,851

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     810,572         701,742
           Proved properties                    14,698,375      14,809,082
  Furniture, fixture and automobiles               153,269         149,260
                                                15,662,227      15,660,084
  Less accumulated depletion and depreciation   (6,208,270)     (6,156,221)
           Net Property and Equipment            9,453,957       9,503,863

TOTAL ASSETS                                   $10,541,198     $10,481,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year           $   300,000     $   300,000
  Accounts Payable - Trade                          91,182         128,957
  Accounts Payable - Related Parties                18,036               0
  Accounts Payable - Oil & Gas                     288,827         326,383
  Short Term Loans Payable                           2,808           2,808
  Other Current Liabilities                        146,751         121,731
  Advances From Drilling Partners                        0               0
           Total Current Liabilities               847,604         879,879

Other Long-term Liabilities                    $    66,644     $    66,644
Long-term debt due after one year              $ 2,070,463     $ 2,147,060
Deferred income tax                            $ 1,055,000     $ 1,015,000

Stockholders' equity:
  Common stock, $.01 par value;
   Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,517          13,517
  Additional paid-in capital                     1,040,157       1,040,157
  Accumulated earnings                           6,293,881       6,293,881
  Current earnings                                 128,356               0
  Treasury stock at cost, 794,368 shares at
    March 31,1999 and 794,368 shares at
    December 31, 1998                             (974,424)       (974,424)
           Total Stockholders' Equity            6,417,776       6,051,860

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,541,198     $10,481,714

See accompanying notes to financial statements.

Part I Financial Information

                                                   QUESTA OIL & GAS CO.
                                           Consolidated Statement of Operations
                                                        (UNAUDITED)

                                      THREE                    THREE
                                      MONTHS                   MONTHS
                                      ENDED                    ENDED
                                      March 31,                March 31,
                                        1999                     1998
REVENUES:
Oil and gas sales                    $   831,432              $  968,288
Management fees                            9,300                  14,400
Administrative charges                    79,955                  70,478
                                         920,687               1,053,166
OPERATING COSTS AND EXPENSES:
Lease operating expenses                 289,699                 265,695
Dry Hole & geological costs                  250                  43,638
Depletion, depreciation,
         and amortization                256,448                 372,859
General & administrative                 163,312                 169,073
                                         709,709                 851,265

Income From Operations               $   210,978              $  201,901

OTHER INCOME (EXPENSES):
Dividends                            $         0              $        0
Interest/misc income                       8,112                  20,020
Interest expense                         (46,734)                (37,015)
Gain (loss) on sale of
         oil & gas properties                  0                        0
                                         (38,622)                 (16,995)
Income before income taxes and
unusual item                         $   172,356               $  184,906

Unusual item                                   0                        0

Income before income taxes           $   172,356               $  184,906

Provision for income taxes:
Current                                   (4,000)                  (8,000)
Deferred                                 (40,000)                 (40,000)


NET INCOME                           $   128,356               $  136,906

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent
                  PRIMARY            $      .07                $      .07
                  FULLY DILUTED      $      .07                $      .07


Weighted average number of common shares
and common share equivalent outstanding:
                  PRIMARY             1,921,717                 1,944,888
                  FULLY DILUTED       1,921,717                 1,944,888

See accompanying notes to financial statements art I Financial Information

                                                   QUESTA OIL & GAS CO.
                                           Consolidated Statement of Cash Flows
                                                        (Unaudited)


                                                     FOR THE THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                          1999          1998

Cash Flows From Operating Activities:

Operations:
         Net Income (Loss)                            $   128,356   $   136,906
         Plus Adjustments to Reconcile Net Income
         (Loss) to Net Cash Flows From Operating Activities:

         Gain (Loss) on Sale of Assets                          0             0
         Depreciation,Depletion and Amortization          256,448       372,859
         Dry Hole and Exploration                             250        43,638
         Provision for Deferred Income Taxes               40,000        40,000

Changes In Operating Assets and Liabilities:
         Accounts Receivable                              168,030      (247,180)
         Notes Receivable                                       0       (10,000)
         Equipment Inventory                                  125          (434)
         Other Current Assets                                   0        (5,087)
         Accounts Payable and Accrued Expenses            (32,275)     (156,498)
         Advances from Drilling Partners                        0         4,860

Net Cash Provided By Operating Activities             $   560,934   $   179,064


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
     Oil and Gas Properties                              (202,772)     (234,709)
     Furniture, Fixtures & Automobiles                     (4,020)            0

Net Cash Used In Investing Activities                 $  (206,792)  $  (234,709)

Cash Flows From Financing Activities:
         Proceeds From Borrowing                                0             0
         Payment of Debt                                  (76,597)      (81,066)
         Purchase of Treasury Stock                             0       (57,959)

Net Cash (Used In) Provided By Financing Activities   $   (76,597)  $  (139,025)

Net Increase (Decrease) In Cash And Cash Equivalent       277,545      (194,670)
Cash and Cash Equivalents, Beginning of Year              241,511       490,388

Cash and Cash Equivalent, End of Period               $   519,056   $   295,718

Part I Financial Information

                              QUESTA OIL & GAS CO.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Preparation and Presentation

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Questa Oil & Gas Co. as of March 31, 1999 and the results of their operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. Results for the three months ended March 31, 1999 are not necessarily indicative of the results to be realized during the full year. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of December 31, 1998, which are included in the Company's annual report and Form 10-K.

(2)  Note Payable

         The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,500,000. The term loan was $2,500,000 with quarterly installments of $75,000 plus accrued interest with the final payment due June 30, 2001. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. For the first three months of 1999 the interest rate on both the line and the term loan was at New York prime, 7.75%. As of March 31, 1999, the outstanding principal amount of the term loan was $2,350,000 and zero on the line of credit. Loans are secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank at 7.5% and 7.75% rates, with final payment due September, 2002.


                            QUESTA OIL & GAS CO.
                  Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                                March 31, 1999

Liquidity and Capital Resources

         At March 31, 1999, the Company had current assets of $1,087,000 compared to current liabilities of approximately $847,000 resulting in positive working capital of $240,000. As of March 31, 1999 the total outstanding bank loan balance was $2,350,000 compared to $2,425,000 as of December 31, 1998. The Company is in a positive position to participate in new acquisitions and offset drilling through its current line of credit and cash flows from operations. Working capital will continue to fluctuate during the year as the Company wells are drilled, completed and connected to a sales outlet.

         Average oil and natural gas prices received during the first three months of 1999 were lower than during the same period in 1998. The average oil price received by the Company during the first three months of 1999 was $10.27 per barrel as compared to a price of $15.69 in 1998. Average natural gas prices decreased to $1.83 per MCF, a $.60 per MCF decrease when compared to 1998. Oil prices within the industry remain largely dependent upon world markets for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances. Natural gas comprises approximately 86 percent of the Company's revenues. A large drop in the natural gas prices will have a significant effect on the earning potential of the Company. Such decreases, if sustained, will adversely effect the Company's cash flow in future quarters.

         During the first three months of 1998 the Company participated in the drilling of two wells, both were producing gas wells. The Company's working interest in the two wells range from .5% to 1% with the Company participating as an outside joint owner in the wells. The new wells are expected to come on line in the second quarter of 1999.

         The Company currently anticipates that its information system and equipment will be Year 2000 compliant by the end of the third quarter of 1999 and that the associated costs will not have a material adverse effect on the Company's financial condition. The Company cannot currently determine the impact third parties will have on the Company's Year 2000 exposure, but intends to continue to evaluate its Year 2000 compliance.

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

         The Company has an active exploration and development program planned for 1999. Budgeted for 1999 is an exploration budget of $1,500,000 and $500,000 budgeted for acquiring producing properties. Currently, the Company is participating in the drilling of three wells in Texas, Oklahoma and Colorado, with an interest ranging from 6% to 44%. The Company feels that the current upward swing in oil and gas prices will open up some exciting prospects for the future.

Results of Operations

1999 to 1998

         Oil and gas sales during the three quarters ending March 31, 1999 decreased from $968,000 to $831,000 over the comparable period last year as the result of lower oil and gas prices (oil prices have dropped 35% and gas prices dropped 25%).

         The lease operating expenses for the three quarters increased from $266,000 to $290,000 over the same period last year. This increase is the result of the increase in the number of producing wells and workovers of existing wells. Dry hole expense decreased from $44,000 in 1998 to $250 in 1999, due to successful drilling. Decreases in depletion, depreciation, and amortization from $373,000 to $256,000 are due to the drop in oil and gas prices.Changes in the Company's general and administrative expenses was minimal.

         Interest income decreased due to smaller cash balances in the bank accounts. Interest expenses increased due to the larger principal balance on the term loan, new loan effective December, 1998.

         Net income for the first three month period decreased from a $137,000 profit to a $128,000 profit, due to the decreases in the Company's oil and gas prices.

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


                                   QUESTA OIL & GAS CO.

Date   May 14, 1999                 /s/ Warren L. Meeks
                                    Warren L. Meeks
                                    Chief Executive Officer



Date   May 14, 1999                 /s/ Donald A. Towner
                                    Donald A. Towner
                                    Chief Financial Officer