Form 10-Q
period 1999-06-30
QUESTA OIL & GAS CO /CO/
filed 1999-08-11
CIK 352511

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(MARK ONE)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

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


As of August 1, 1999, the Company had 1,914,396 shares of Common. Stock issued and outstanding.

                         QUESTA OIL & GAS CO.

                               Contents


                                                           Page

Part I - Financial Information

         Consolidated balance sheets at June 30, 1999
         and December 31, 1998  . . . . . . . . . . . . . .  3

         Consolidated statements of operations for the six
         months ended June 30, 1999 and 1998  . . . . . . .  4

         Consolidated statements of cash flow for
         the six months ended June 30, 1999 and 1998  . . .  5

         Consolidated notes to financial statements . . . .  6

         Management's discussion and analysis of
         financial condition and results of operations . . . 6

Part II - Other Information  . . . . . . . . . . . . . . . . 7

         Signature page . . . . . . . . . . . . . . . . . .  8

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                            Consolidated Balance Sheets
                                        June 30, 1999 and December 31, 1998

                                                 June 30,
                                                   1999         DECEMBER 31,
                                               (UNAUDITED)         1998
ASSETS
Current Assets:
  Cash and cash equivalents                    $   994,241     $   241,511
  Accounts receivable - Trade                      255,304         449,235
                      - Other                            0          27,513
                      - Oil & Gas Sales            320,000         249,792
  Notes Receivable                                       0               0
  Inventory                                              0           9,499
  Prepaid expenses and other assets                  5,277             301
                     Total Current Assets        1,574,822         977,851

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
           Unproved properties                     718,207         701,742
           Proved properties                    14,760,729      14,809,082
  Furniture, fixture and automobiles               153,280         149,260
                                                15,632,216      15,660,084
  Less accumulated depletion and depreciation   (6,354,260)     (6,156,221)
           Net Property and Equipment            9,277,956       9,503,863

TOTAL ASSETS                                   $10,852,778     $10,481,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year           $   300,000     $   300,000
  Accounts Payable - Trade                         176,141         128,957
  Accounts Payable - Related Parties                13,729               0
  Accounts Payable - Oil & Gas                     375,281         326,383
  Short Term Loans Payable                           2,808           2,808
  Other Current Liabilities                        159,172         121,731
  Advances From Drilling Partners                        0               0
           Total Current Liabilities             1,027,131         879,879

Other Long-term Liabilities                    $    66,644     $    66,644
Long-term debt due after one year              $ 1,992,952     $ 2,147,060
Deferred income tax                            $ 1,075,000     $ 1,015,000

Stockholders' equity:
  Common stock, $.01 par value;
   Authorized 50,000,000 shares;
    Issued 1,358,328 shares                         13,517          13,517
  Additional paid-in capital                     1,040,157       1,040,157
  Accumulated earnings                           6,293,881       6,293,881
  Current earnings                                 317,920               0
  Treasury stock at cost, 789,020 shares at
    June 30,1999 and 789,020 shares at
    December 31,1998                              (974,424)       (974,424)
           Total Stockholders' Equity            6,691,051       6,373,131

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $10,852,778     $10,481,714

See accompanying notes to financial statements.

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                       Consolidated Statement of Operations
                                                    (UNAUDITED)

                                    THREE       THREE       SIX         SIX
                                   MONTHS      MONTHS      MONTHS      MONTHS
                                    ENDED       ENDED       ENDED       ENDED
                                  June 30,    June 30,    June 30,    June 30,
                                    1999        1998        1999        1998
REVENUES:
Oil and gas sales                $  909,133  $  866,325  $1,740,565  $1,834,613
Management fees                       9,300      14,400      18,600      28,800
Administrative charges               80,506      78,043     160,461     148,521
                                    998,939     958,768   1,919,626   2,011,934
OPERATING COSTS AND EXPENSES:
Lease operating expenses            243,520     247,067     533,219     512,762
Dry Hole & geological costs          75,022       8,937      75,272      52,575
Depletion, depreciation,
         and amortization           278,512     242,938     534,960     615,797
General & administrative            214,393     206,332     377,705     375,405
                                    811,447     705,274   1,521,156   1,556,539

Income From Operations           $  187,492  $  253,494  $  398,470  $  455,395

OTHER INCOME (EXPENSES):
Dividends                        $        0  $        0  $        0  $        0
Interest income                      16,611      22,929      24,723      42,949
Interest expense                    (46,060)    (33,777)    (92,794)    (70,792)
Gain (loss) on sale of
         oil & gas properties        47,521           0      47,521           0
                                     18,072     (10,848)    (20,550)    (27,843)
Income before income taxes and
unusual item                     $  205,564  $  242,646  $  377,920  $  427,552

Unusual item                              0           0           0           0

Income before income taxes       $  205,564  $  242,646  $  377,920  $  427,552

Provision for income taxes:
Current                               4,000      (2,000)          0     (10,000)
Deferred                            (20,000)    (60,000)    (60,000)   (100,000)

NET INCOME                       $  189,564  $  180,646  $  317,920  $  317,552

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent

                  PRIMARY        $     .10   $      .09  $      .17  $      .16
                  FULLY DILUTED  $     .10   $      .09  $      .17  $      .16


Weighted average number of common shares and common share equivalent outstanding:

                  PRIMARY        1,921,717    1,944,888   1,921,717   1,944,888
                  FULLY DILUTED  1,921,717    1,944,888   1,921,717   1,944,888
See accompanying notes to financial statements

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                       Consolidated Statement of Cash Flows
                                                    (Unaudited)


                                                      FOR THE SIX MONTHS ENDED
                                                        June 30,      June 30,
                                                          1999          1998


Cash Flows From Operating Activities:

Operations:
         Net Income (Loss)                            $  317,920  $   317,552
         Plus Adjustments to Reconcile Net Income
         (Loss) to Net Cash Flows From Operating Activities:

         Gain (Loss) on Sale of Assets                    47,521            0
         Misc Income                                           0       31,536
         Depreciation,Depletion and Amortization         534,960      615,797
         Dry Hole and Exploration                         75,272       52,575
         Provision for Deferred Income Taxes              60,000      100,000

Changes In Operating Assets and Liabilities:
         Accounts Receivable                             151,236     (197,942)
         Notes Receivable                                      0      (10,000)
         Equipment Inventory                               9,499        7,609
         Other Current Assets                             (4,976)      (6,612)
         Accounts Payable and Accrued Expenses           147,252     (123,655)
         Advances from Drilling Partners                       0      (13,513)

Net Cash Provided By Operating Activities              1,338,684      773,347


Cash Flows From Investing Activities:

Purchase of Property and Equipment:
     Oil and Gas Properties                             (427,826)    (996,845)
     Furniture, Fixtures & Automobiles                    (4,020)           0


Net Cash Used In Investing Activities                   (431,846)    (996,845)

Cash Flows From Financing Activities:
         Proceeds From Borrowing                               0            0
         Payment of Debt                                (154,108)    (156,720)
         Purchase of Treasury Stock                            0      (57,981)

Net Cash (Used In) Provided By Financing Activities     (154,108)    (214,701)

Net Increase (Decrease) In Cash And Cash Equivalent      752,730     (438,199)

Cash and Cash Equivalents, Beginning of Year             241,511      490,388

Cash and Cash Equivalent, End of Period              $   994,241   $   52,189

Part I Financial Information

                                               QUESTA OIL & GAS CO.
                                    Notes to Consolidated Financial Statements
                                                    (Unaudited)

(1)  Basis of Preparation and Presentation

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Questa Oil & Gas Co. as of June 30, 1999 and the results of their operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be realized during the full year.The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These stateme nts should be read in conjunction with the Questa Oil & Gas Co. financial stat ements and notes thereto as of December 31, 1998, which are included in the Comp any's annual report and Form 10-K.

(2)  Note Payable

         The Company has a line of credit and a term loan with a local bank. The aggregate borrowing of the loans are $3,500,000. The term loan was $2,500,000 with quarterly installments of $75,000 plus accrued interest with the final payment due June 30, 2001. The line of credit is $1,000,000 with interest of one quarter of one percent on the amount not used. For the first six months of 1999 the interest rate on both the line and the term loan was at New York prime,7.75% As of June 30, 1999, the outstanding principal amount of the term loan was $2,275,000 and zero on the line of credit. Loans are secured by certain of the Company's interests in oil and gas properties.The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months, 7.5% and 7.75% rates, with final payment due June, 2002.


                                                QUESTA OIL & GAS CO.
                                      Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations
                                                   June 30, 1999

Liquidity and Capital Resources

         At June 30, 1999, the Company had current assets of $1,575,000 compared to current liabilities of approximately $1,027,000 resulting in positive working capital of $548,000. As of June 30, 1999 the total outstanding bank loan balance was $2,275,000 compared to $2,425,000 as of December 31, 1998.The Company is in a positive position to participate in new acquisitions and offset drilling through its current line of credit and cash flows from operations. Working capi tal will continue to fluctuate during the year as the Company wells are drilled, completed and connected to a sales outlet.

         Average oil and natural gas prices received during the first six months of 1999 were lower than during the same period in 1998. The average oil price received by the Company during the first six months of 1999 was $12.00 per BBL which was a $1.72 per barrel decrease when compared to 1998. Average natural gas prices decreased to $1.82 per MCF, a $.60 per MCF drop when compared to 1998.Oil prices within the industry remain largely dependent upon world markets for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances. Natural gas comprises approximately 83 percent of the Company's revenues. A large drop in the natural gas prices will have a significant effect on the earning potential of the Company. Such decreases, if sustained, will adversely effect the Company's cash flow in future quarters.

         During the first six months of 1999 the Company participated in the drilling of six wells; two dry holes, three producing gas wells and one work in process. The Company's working interest in the six wells range from .5% to 23% with the Company acting as operator on the work in process well and an outside joint owner in the other five. Three of the new wells drilled came on line in June, 1999 and will provide additional net cash flow.

         Expenditures for drilling during the first half of 1999 were $450,000, $45,000 written off as dry hole expense. Additional drilling is projected for the last half of 1999. The Company's exploration budget for 1999 was $1,500,000 with an additional $500,000 slated for acquisitions. The Company feels the continued upswing in oil and gas prices will open new prospects for drilling.

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

Results of Operations

1998 to 1999

         Oil and gas sales during the first half of 1999 decreased from $1,835,000 to $1,741,000 over the comparable period last year as the result of lower oil and gas prices (oil prices have dropped 12.5% and gas prices dropped 25%).

         The lease operating expenses for the first half increased from $513,000 to $533,000 over the same period last year. This increase is the result of the increase in the number of producing wells and workovers of existing wells. Dry hole expense increased $23,000 in 1999. Decreases in depletion, depreciation, and amortization from $616,000 to $535,000 are due to the drop in oil and gas prices. Changes in the Company's general and administrative expenses was insignificant.

         Interest income decreased due to smaller cash balances in the bank accounts. Interest expenses increased due to the renegotiated term loan in December, 1998. Questa sold its interest in a producing property resulting in a gain of $47,000 in June, 1999

         Net income for the first six month period of 1999 remained comparable with 1998 due to lower projected income tax provisions and the gain on the producing property sale. First six months net income for 1999 was $317,920 and $317,552 for 1998.

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


                                   QUESTA OIL & GAS CO.


Date   August 12, 1999             /s/ Warren L. Meeks
                                    Warren L. Meeks
                                    Chief Executive Officer



Date   August 12, 1999             /s/ Donald A. Towner
                                    Donald A. Towner
                                    Vice President - Finance