Form 10-Q
period 1999-09-30
QUESTA OIL & GAS CO /CO/
filed 1999-11-15
CIK 352511

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(MARK ONE)
[x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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


As of November 1, 1999, the Company had 1,912,822 shares of Common Stock issued and outstanding.

                            QUESTA OIL & GAS CO.

                                Contents


                                                               Page

Part I - Financial Information

         Consolidated balance sheets at September 30, 1999
         and December 31, 1998  . . . . . . . . . . . . . . . . 3

         Consolidated statements of operations for the nine
         months ended September 30, 1999 and 1998 . . . . . . . 4

         Consolidated statements of cash flow for the nine months ended September 30, 1999 and 1998 . . .5

         Consolidated notes to financial statements . . . . . . 6

         Management's discussion and analysis of
         financial condition and results of operations. . . . . 6

Part II - Other Information  . . . . . . . . . . . . . . . . .  7

         Signature page . . . . . . . . . . . . . . . . . . . . 8

Part I Financial Information

                                QUESTA OIL & GAS CO.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                                 September 30,
                                                    1999         DECEMBER 31,
                                                   (UNAUDITED)         1998
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 1,598,430     $   241,511
  Accounts receivable - Trade                      320,562         449,235
                      - Other                            0          27,513
                      - Oil & Gas Sales            370,000         249,792
  Notes Receivable                                       0               0
  Inventory                                             96           9,499
  Prepaid expenses and other assets                  1,277             301
               Total Current Assets              2,290,365         977,851

Property and equipment, at cost:
  Oil and gas properties, successful efforts:
        Unproved properties                        501,095         701,742
        Proved properties                       14,959,175      14,809,082
  Furniture, fixture and automobiles               159,865         149,260
                                                15,620,135      15,660,084
  Less accumulated depletion and depreciation   (6,766,921)     (6,156,221)
           Net Property and Equipment            8,853,214       9,503,863

TOTAL ASSETS                                   $11,143,579     $10,481,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Long-term debt due within one year           $   300,000     $   300,000
  Accounts Payable - Trade                         283,608         128,957
  Accounts Payable - Related Parties                76,282               0
  Accounts Payable - Oil & Gas                     477,820         326,383
  Short Term Loans Payable                           2,808           2,808
  Other Current Liabilities                        130,266         121,731
  Advances From Drilling Partners                        0               0
           Total Current Liabilities             1,270,784         879,879

Other Long-term Liabilities                    $    66,644     $    66,644
Long-term debt due after one year              $ 1,915,880     $ 2,147,060
Deferred income tax                            $ 1,135,000     $ 1,015,000

Stockholders' equity:
  Common stock, $.005 par value;
    Authorized 50,000,000 shares;
    Issued 2,704,024 shares                         13,517          13,517
  Additional paid-in capital                     1,040,157       1,040,157
  Accumulated earnings                           6,293,881       6,293,881
  Current earnings                                 382,428               0
  Treasury stock at cost, 791,180 shares at
    September 30,1999 and 789,108 shares at
    December 31,1998                              (974,712)       (974,424)
           Total Stockholders' Equity            6,755,271       6,373,131

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $11,143,579     $10,481,714

See accompanying notes to financial statements.

Part I Financial Information

                               QUESTA OIL & GAS CO.
                      Consolidated Statement of Operations
                                 (UNAUDITED)

                                  THREE      THREE       NINE         NINE
                                  MONTHS     MONTHS      MONTHS      MONTHS
                                  ENDED      ENDED       ENDED       ENDED
                                  Sept. 30,  Sept. 30,    Sept. 30,    Sept. 30,
                                   1999        1998        1999        1998
REVENUES:
Oil and gas sales               $1,203,139  $  893,055  $2,943,704  $2,727,668
Management fees                      9,300      14,400      27,900      43,200
Administrative charges              84,334      80,704     244,795     229,225
                                 1,296,773     988,159   3,216,399   3,000,093
OPERATING COSTS AND EXPENSES:
Lease operating expenses           249,265     251,597     782,484     764,359
Dry Hole & geological costs        285,577      58,346     360,849     110,921
Depletion, depreciation,
         and amortization          410,216     289,140     945,176     904,937
General & administrative           178,714     216,025     556,419     591,430
                                 1,123,772     815,108   2,644,928   2,371,647

Income From Operations          $  173,001  $  173,051  $  571,471  $  628,446

OTHER INCOME (EXPENSES):
Dividends                       $        0  $        0  $        0  $        0
Interest income                     11,416         923      36,139      43,872
Interest expense                   (46,909)    (32,389)   (139,703)   (103,181)
Gain (loss) on sale of
         oil & gas properties       (3,000)          0      44,521           0
                                   (38,493)    (31,466)    (59,043)    (59,309)
Income before income taxes and
unusual item                    $  134,508  $  141,585  $  512,428  $  569,137


Provision for income taxes:
Current                            (10,000)          0     (10,000)    (10,000)
Deferred                           (60,000)    (35,000)   (120,000)   (135,000)


NET INCOME                      $   64,508  $  106,585  $  382,428  $  424,137

EARNINGS PER COMMON SHARE:

Net income per common
share and common equivalent
                  PRIMARY       $     .03  $      .06  $      .20  $      .22
                  FULLY DILUTED $     .03  $      .06  $      .20  $      .22


Weighted average number of common shares
and common share equivalent outstanding:
                  PRIMARY       1,921,717   1,944,888   1,921,717    1,944,888
                  FULLY DILUTED 1,921,717   1,944,888   1,921,717    1,944,888

See accompanying notes to financial statements

Part I Financial Information

                                QUESTA OIL & GAS CO.
                       Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      FOR THE NINE MONTHS ENDED
                                                         Sept. 30,     Sept. 30,
                                                          1999          1998

Cash Flows From Operating Activities:

Operations:
         Net Income (Loss)                            $  382,428  $    424,137
         Plus Adjustments to Reconcile Net Income
         (Loss) to Net Cash Flows From Operating Activities:

         Gain (Loss) on Sale of Assets                    44,521             0
         Depreciation,Depletion and Amortization         945,176       904,937
         Dry Hole and Exploration                        360,849       110,921
         Provision for Deferred Income Taxes             120,000       135,000

Changes In Operating Assets and Liabilities:
         Accounts Receivable                              35,978        15,852
         Notes Receivable                                      0             0
         Equipment Inventory                               9,403         7,135
         Other Current Assets                               (976)        1,088
         Accounts Payable and Accrued Expenses           390,905       (23,426)
         Advances from Drilling Partners                       0       (13,513)

Net Cash Provided By Operating Activities              2,288,284     1,562,131


Cash Flows From Investing Activities:
Purchase of Property and Equipment:
     Oil and Gas Properties                             (689,292)   (1,535,380)
     Furniture, Fixtures & Automobiles                   (10,605)            0

Net Cash Used In Investing Activities                   (699,897)   (1,535,380)

Cash Flows From Financing Activities:
         Proceeds From Borrowing                               0             0
         Payment of Debt                                (231,180)     (232,380)
         Purchase of Treasury Stock                         (288)      (58,221)

Net Cash (Used In) Provided By Financing Activities     (231,468)     (290,601)

Net Increase (Decrease) In Cash And Cash Equivalent    1,356,919      (263,850)
Cash and Cash Equivalents, Beginning of Year             241,511       490,388

Cash and Cash Equivalent, End of Period               $1,598,430   $   226,538

Part I Financial Information

                             QUESTA OIL & GAS CO.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

(1)  Basis of Preparation and Presentation

  In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Questa Oil & Gas Co. as of September 30, 1999 and the results of their operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be realized during the full year. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Questa Oil & Gas Co. financial statements and notes thereto as of December 31, 1998, which are included in the Company's annual report and Form 10-K.

(2)  Note Payable

  The Company has a term loan with a local bank. The aggregate borrowing of the loan is $2,500,000. The term loan is $2,500,000 with quarterly installments of $75,000 plus accrued interest with the final payment due September 30, 2001. For the first nine months of 1999 the interest rate on the term loan was at New York prime,8.25%. As of September 30, 1999, the outstanding principal amount of the term loan was $2,200,000. The loan is secured by certain of the Company's interests in oil and gas properties. The Company is not required by the loan agreement to maintain a certain balance in our demand accounts with the bank. The Company also has two automobile loans with the bank. The loans are for 60 months, 7.5% and 7.75% rates, with final payment due September, 2002.


                        QUESTA OIL & GAS CO.
               Management's Discussion and Analysis of
             Financial Condition and Results of Operations
                         September 30, 1999

Liquidity and Capital Resources

  At September 30, 1999, the Company had current assets of $2,290,000 compared to current liabilities of approximately $1,270,000 resulting in positive working capital of $1,020,000. As of September 30, 1999 the total outstanding bank loan balance was $2,200,000 compared to $2,425,000 as of December 31, 1998. The Company is in a positive position to participate in new acquisitions and offset drilling through its current line of credit and cash flows from operations. Working capital will continue to fluctuate during the year as the Company wells are drilled, completed and connected to a sales outlet.

  Average oil prices received during the first nine months of 1999 were higher than during the same period in 1998. Average natural gas prices received during the first nine months of 1999 were lower than during the same period in 1998. The average oil price received by the Company during the first nine months of 1999 was $14.04 per barrel which was a $.90 per barrel increase when compared to 1998. Average natural gas prices decreased to $2.02 per MCF, a $.31 per MCF drop when compared to 1998. Oil prices within the industry remain largely dependent upon world markets for crude oil. Prices for natural gas are influenced by weather conditions and supply imbalances. Natural gas comprises approximately 81 percent of the Company's revenues. A large drop in the natural gas prices will have a significant effect on the earning potential of the Company. Such decreases, if sustained, will adversely effect the Company's cash flow in future quarters.

  During the first nine months of 1999 the Company participated in the drilling of ten wells; two dry holes and eight producing gas wells. The Company's working interest in the ten wells range from .5% to 43% with the Company acting as operator on three of the wells and an outside joint owner in the other seven. All of the new wells drilled are on line and will provide additional net cash flow. The Company is currently participating in the drilling three wells and have signed AFEs for the drilling of two more wells before the end of the year.

  Expenditures for drilling during the first nine months of 1999 were $612,000 and $70,000 written off as dry hole expense. Additional drilling is projected for the last quarter of 1999. The Company's exploration budget for 1999 was $1,500,000 with an additional $500,000 slated for acquisitions. The Company feels the continued upswing in oil and gas prices will open new prospects for drilling. The Company wrote off $225,000 relating to an acreage acquisition made in 1998 in Kiowa and Caddo Counties. Questa participated in the drilling of three wells in this area with two successful wells. The Company will be participating in another well in this area and anticipate a successful gas well.

  The Company's information system and equipment is Year 2000 compliant and that the associated costs had no material adverse effect on the Company's financial condition. The Company cannot currently determine the impact third parties will have on the Company's Year 2000 exposure, but intends to continue to evaluate their Year 2000 compliance.

Results of Operations

1998 to 1999

   Oil and gas sales during the first nine moths of 1999 increased from $2,728,000 to $2,944,000 over the comparable period last year as the result of higher oil and gas production (oil production increased by 12% and gas production increased by 19%). Oil prices increased by 7% and gas prices decreased by 13%.

  The lease operating expenses for the first nine months increased from $764,000 to $782,000 over the same period last year. This increase is the result of the increase in the number of producing wells and workovers of existing wells. Dry hole expense increased $250,000 in 1999. Increases in depletion, depreciation, and amortization from $905,000 to $945,000 are due to the increase in oil and gas production. Changes in the Company's general and administrative expenses was due to no bonuses being paid in 1999.

  Interest income decreased due to smaller cash balances in the bank accounts the first six months of 1999, but larger balances the last half of 1999 should be expected. Interest expenses increased due to the renegotiated term loan in December, 1998. Questa sold its interest in a producing property resulting in a gain of $47,000 in September,1999, offset by various miscellaneous expenditures.

  Net income for the first nine month period of 1999 was lower when compared with 1998 due to the acreage cost write off. First nine months net income for 1999 was $382,428 and $424,137 for 1998.

Part II Other Information

Item 1 - Not Applicable.

Item 2 - Not Applicable.

Items 3 through 5 - Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits - None

        (b) No reports on Form 8-K have been filed during the quarter or which this report is filed.




                         SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     QUESTA OIL & GAS CO.



Date   November 12, 1999             /s/ Warren L. Meeks
                                     Warren L. Meeks, CEO




Date   November 12, 1999             /s/ Donald A. Towner
                                     Donald A. Towner, CFO